Form 10-Q
period 2014-09-30
BUSINESS DEVELOPMENT Corp OF AMERICA II
filed 2014-10-27
CIK 1606657

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549

FORM 10-Q
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2014
OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

Commission file number: 333-197447
BUSINESS DEVELOPMENT CORPORATION OF AMERICA II
(Exact Name of Registrant as Specified in its Charter)

Maryland	61-1735888
(State or Other Jurisdiction of Incorporation or Organization)	(I.R.S. Employer Identification No.)

405 Park Avenue, 3rd Floor New York, New York	10022
(Address of Principal Executive Office)	(Zip Code)

(212) 415-6500
(Registrant’s Telephone Number, Including Area Code)

Not applicable
(Former Name, Former Address and Former Fiscal Year, if Changed Since Last Report)

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).Yes ☒ No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (check one):

Large accelerated filer ☐	Accelerated filer ☐
Non-accelerated filer ☒	Smaller reporting company ☐
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒

The number of shares of the registrant's common stock, $0.001 par value, outstanding as of October 27, 2014 was 22,222.

Page
PART I
Item 1. Financial Statements
Statement of Assets and Liabilities as of September 30, 2014 (Unaudited)	1
Statements of Operations for the Three Months Ended September 30, 2014 and for the Period from April 17, 2014 (date of inception) to September 30, 2014 (Unaudited)	2
Statement of Changes in Net Assets for the Period from April 17, 2014 (date of inception) to September 30, 2014 (Unaudited)	3
Statement of Cash Flows for the Period from April 17, 2014 (date of inception) to September 30, 2014 (Unaudited)	4
Notes to Financial Statements (Unaudited)	5
Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations	10
Item 3. Quantitative and Qualitative Disclosures about Market Risk	15
Item 4. Controls and Procedures	15
PART II
Item 1. Legal Proceedings	16
Item 1A. Risk Factors	16
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds	17
Item 3. Defaults upon Senior Securities	17
Item 4. Mine Safety Disclosures	17
Item 5. Other Information	17
Item 6. Exhibits	18
Signatures	19

PART I
Item 1. Financial Statements.

BUSINESS DEVELOPMENT CORPORATION OF AMERICA II
(A Maryland Corporation in the Development Stage)

STATEMENT OF ASSETS AND LIABILITIES
(Unaudited)

September 30, 2014
Assets
Cash	$4,308
Due from affiliate	70,692
Total assets	$75,000

Liabilities
Accounts payable and accrued expenses	$2,848
Total liabilities	$2,848

Commitments and contingencies (Note 4)

Net Assets
Preferred stock, $0.001 par value, 50,000,000 authorized, none issued and outstanding	$—
Common stock, $0.001 par value, 450,000,000 shares authorized, 22,222 shares issued and outstanding	22
Capital in excess of par value	118,677
Accumulated deficit during the development stage	(46,547)
Total net assets	$72,152

Total liabilities and net assets	$75,000

The accompanying notes are an integral part of these statements.

BUSINESS DEVELOPMENT CORPORATION OF AMERICA II
(A Maryland Corporation in the Development Stage)

STATEMENTS OF OPERATIONS
(Unaudited)

	Three Months Ended September 30, 2014	For the Period from April 17, 2014 (date of inception) to September 30, 2014
Income	$—	$—
Expenses:
Organization costs	14,807	43,699
Professional fees	2,848	2,848
Total expenses	17,655	46,547
Net loss	$(17,655)	$(46,547)

The accompanying notes are an integral part of these statements.

BUSINESS DEVELOPMENT CORPORATION OF AMERICA II
(A Maryland Corporation in the Development Stage)

STATEMENT OF CHANGES IN NET ASSETS
(Unaudited)

For the Period from April 17, 2014 (date of inception) to September 30, 2014
Operations:
Net loss	$(46,547)
Net decrease in net assets from operations	(46,547)
Capital transactions:
Proceeds from issuance of common stock, net of issuance costs	118,699
Net increase in net assets from capital transactions	118,699
Total increase in net assets	72,152
Net assets at beginning of period	—
Net assets at end of period	$72,152

The accompanying notes are an integral part of these statements.

BUSINESS DEVELOPMENT CORPORATION OF AMERICA II
(A Maryland Corporation in the Development Stage)

STATEMENT OF CASH FLOWS
(Unaudited)

For the Period from April 17, 2014 (date of inception) to September 30, 2014
Cash flows from operating activities:
Net loss	$(46,547)
Adjustments to reconcile net loss to net cash used in operating activities:
Increase in accounts payable and accrued expenses	2,848
Net cash used in operating activities:	(43,699)
Cash flows from financing activities:
Proceeds from issuances of common stock	200,000
Decrease (increase) in deferred offering costs receivable	(70,692)
Payments of deferred offering costs	(81,301)
Net cash provided by financing activities:	48,007

Net change in cash	4,308
Cash, beginning of period	—
Cash, end of period	$4,308

Supplemental disclosure of non-cash financing activities
Reclassification of deferred offering costs to capital in excess of par value	$81,301

The accompanying notes are an integral part of these statements.

BUSINESS DEVELOPMENT CORPORATION OF AMERICA II
(A Maryland Corporation in the Development Stage)

NOTES TO FINANCIAL STATEMENTS
September 30, 2014
(Unaudited)

Note 1 - Organization and Business Operations
Business Development Corporation of America II (the "Company"), incorporated in Maryland on April 17, 2014, is an externally managed, non-diversified closed-end investment company that has elected to be treated as a business development company ("BDC") under the Investment Company Act of 1940, as amended (the "1940 Act"). The Company is, therefore, required to comply with certain regulatory requirements promulgated under the 1940 Act. The Company intends to elect to be taxed for U.S. federal income tax purposes as a regulated investment company ("RIC") under Subchapter M of the Internal Revenue Code of 1986, as amended (the "Code"). Effective August 21, 2014, the Company changed its name from BDCA Senior Capital, Inc. to Business Development Corporation of America II. The Company is sponsored by AR Capital, LLC (the "Sponsor") and is managed by BDCA Adviser II, LLC (the "Adviser"), an entity indirectly wholly owned by the Sponsor, pursuant to the terms of the Investment Advisory and Management Services Agreement (the "Investment Advisory Agreement"). The Adviser oversees the management of the Company’s activities and is responsible for making investment decisions regarding its portfolio.
The Company is offering for sale a maximum of 300 million shares of common stock, $0.001 par value per share, at an initial offering price of $10.00 per share, subject to certain volume and other discounts, on a "best efforts" basis pursuant to a registration statement on Form N-2 (the "Registration Statement") (File No. 333-197447) filed with the Securities and Exchange Commission (the "SEC") under the Securities Act of 1933, as amended (the "Offering"). On May 19, 2014, the Company sold 22,222 shares of common stock to the Sponsor for $9.00 per share, which represents the initial offering price of $10.00 per share less selling commissions of $0.70 per share and dealer manager fees of $0.30 per share consistent with the terms and disclosures of the Registration Statement. On September 8, 2014, the Company's Registration Statement was declared effective by the SEC.
The Company is a specialty finance company formed primarily to make debt investments in first lien, floating rate loans and, to a lesser extent, second lien loans made to U.S. companies with large principal amounts that are broadly syndicated and have a secondary trading market.
Note 2 - Summary of Significant Accounting Policies
Basis of Presentation
The accompanying financial statements and related footnotes are unaudited and have been prepared in accordance with accounting principles generally accepted in the United States of America ("GAAP") for interim financial statements. The financial statements of the Company are prepared on an accrual basis of accounting. In the opinion of management, the interim data includes all adjustments, of a normal and recurring nature, necessary for a fair statement of the results for the periods presented. Interim period results may not be indicative of full year or future results.
Use of Estimates
The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.
Development Stage Entity
The Company complies with the reporting requirements of Financial Accounting Standards Board Accounting Standard Codification 915, "Development Stage Entities." Pursuant to the terms of the Offering, the Company must receive minimum offering proceeds of $2.0 million to break escrow and commence operations. As of September 30, 2014, the Company had not reached such threshold. The Company continues to devote substantially all of its efforts to establishing the business.
Fiscal Year End
The Company has selected December 31 as its fiscal year end.
Cash and Cash Equivalents
Cash and cash equivalents include short-term, liquid investments in a money market fund. Cash and cash equivalents are carried at cost which approximates fair value.

BUSINESS DEVELOPMENT CORPORATION OF AMERICA II
(A Maryland Corporation in the Development Stage)

NOTES TO FINANCIAL STATEMENTS
September 30, 2014
(Unaudited)

Organization and Offering Costs
The Company has incurred organization and offering costs in connection with the Offering. The organization and offering costs have been paid by the Company from the proceeds of the Offering and from the proceeds of an affiliate advance. It is the Company’s plan to complete the Offering; however, there can be no assurance that the Company’s plans to raise capital will be successful.
Organization costs  - Organization costs include professional fees, regulatory fees and other costs of incorporation. These costs are expensed as incurred. As of September 30, 2014, the Company has incurred organization costs of $43,699.
Offering costs  - Offering costs include expenses incurred in connection with the registering and selling of shares of the Company’s common stock in connection with the Offering. These costs may include professional fees and fees paid to various regulatory agencies. As of September 30, 2014, the Company has incurred offering costs of $1,480,147. Prior to the commencement of the Offering, these costs were capitalized as deferred offering costs on the statement of assets and liabilities. Upon commencement of the Offering a portion of these costs have been reclassified as capital in excess of par value on the statement of assets and liabilities and a portion of these costs have been reclassified as due from affiliate on the statement of assets and liabilities, see below for details.
Pursuant to the Investment Advisory Agreement, the Company and the Adviser have agreed that the Company will not be liable for any organization and offering costs in excess of $125,000 if aggregate gross proceeds from the Offering have not exceeded $12.5 million. If aggregate gross proceeds from the Offering exceed $12.5 million, then the Company will not be liable for any organization and offering costs in excess of 1.5% of aggregate gross proceeds from the Offering.
As of September 30, 2014, the aggregate gross proceeds from the Offering have not exceeded $12.5 million. Accordingly, as of September 30, 2014, the Company recognized $43,699 in organizational costs on the statement of operations and reclassified $81,301 in offering costs to capital in excess of par value on the statement of assets and liabilities. As of September 30, 2014, the remaining offering costs incurred by the Company totaled $1,398,846 and were classified as due from affiliate on the statement of assets and liabilities.
As of September 30, 2014, the Company has recorded $939,211 in due to affiliate and $388,943 in accounts payable and accrued expenses related to organization and offering costs. These amounts have been netted with the excess organization and offering costs incurred by the Company of $1,398,846 on the statement of assets and liabilities as of September 30, 2014, resulting in a net due from affiliate of $70,692.
Distributions
Subject to the discretion of the Company’s board of directors and applicable legal restrictions, the Company intends to authorize and declare monthly distributions that will be paid on a monthly basis beginning no later than the first calendar quarter subsequent to the month in which the minimum offering requirement is met. The amount of each such distribution will be subject to the discretion of the board of directors and applicable legal restrictions related to the payment of distributions.
The Company has also adopted an "opt in" distribution reinvestment plan (the "DRIP") for its common stockholders. As a result, if the Company makes a distribution, then stockholders will receive distributions in cash unless they specifically "opt in" to the DRIP so as to have their cash distributions reinvested in additional shares of the Company’s common stock.
Income Taxes
The Company intends to elect to be treated for federal income tax purposes as a RIC under Subchapter M of the Code beginning with the filing of its 2014 tax return. Generally, a RIC is exempt from federal income taxes if it distributes to stockholders at least 90% of Investment Company Taxable Income, as defined in the Code, each year. Distributions paid up to one year after the current tax year can be carried back to the prior tax year for determining the distributions paid in such tax year. The Company intends to make sufficient distributions to maintain its RIC status each year. The Company is also subject to nondeductible federal excise taxes if it does not distribute at least 98% of net ordinary income each calendar year, 98.2% of capital gain net income for the one year period ending on October 31 of such calendar year and any recognized and undistributed income from prior years for which it paid no federal income taxes. The Company will generally endeavor each year to avoid any federal excise taxes.
Functional Currency
The functional currency of the Company is the U.S. Dollar.

BUSINESS DEVELOPMENT CORPORATION OF AMERICA II
(A Maryland Corporation in the Development Stage)

NOTES TO FINANCIAL STATEMENTS
September 30, 2014
(Unaudited)

Recent Accounting Standards Updates
Management does not believe any recently issued, but not yet effective, accounting standards, if currently adopted, would have a material effect on the accompanying financial statements.
Note 3 - Related Party Transactions and Arrangements
The Adviser and its affiliates will receive compensation and reimbursement for services relating to the Offering and the investment and management of the Company’s assets.
Management and Incentive Fee Compensation to the Adviser
The Company has entered into the Investment Advisory Agreement with the Adviser, in which the Company will pay the Adviser a fee for investment advisory and management services consisting of two components - a management fee and an incentive fee. Pursuant to the Investment Advisory Agreement with the Adviser, the management fee and incentive fee will not begin to accrue until the quarter in which the Company breaks escrow which has not occurred as of September 30, 2014.
Management fee  - The management fee is calculated at an annual rate of 1.0% of average gross assets. The management fee is payable quarterly in arrears, and is calculated based on the average value of gross assets at the end of the two most recently completed calendar quarters. The management fee for any partial month or quarter will be appropriately pro-rated.
Incentive fee  - The incentive fee consists of two parts. The first part, the subordinated incentive fee on income, is calculated and payable quarterly in arrears based on 15.0% of the Company’s "pre-incentive fee net investment income" for the immediately preceding quarter. The payment of the subordinated incentive fee on income is subject to payment of a preferred return to investors each quarter, expressed as a quarterly rate of return on "adjusted capital" at the beginning of the most recently completed calendar quarter subject to a "catch up" feature. The subordinated incentive fee will be paid out as follows:

•
No subordinated incentive fee on income is payable to the Adviser in any calendar quarter in which the Company's pre-incentive fee net investment income does not exceed the preferred return rate of 1.6875% (6.75% annualized);

•
100% of the Company's pre-incentive fee net investment income, if any, that exceeds the preferred return rate of 1.6875% in any given calendar quarter (6.75% annualized) but is less than or equal to 1.9853% in any calendar quarter (7.94% annualized) is payable to the Adviser. This portion of the of the subordinated incentive fee on income is referred to as the "catch up" and is intended to provide the Adviser with an incentive fee of 15.0% on all of the Company's pre-incentive fee net investment income when the Company's pre-incentive fee investment income reaches 1.9853% (7.94% annualized) in any calendar quarter;

•
For any calendar quarter in which the Company's pre-incentive fee net investment income exceeds 1.9853% (7.94 annualized), the subordinated incentive fee on income equals 15.0% of the amount of the Company's pre-incentive fee net investment income, as the preferred return and catch-up will have been achieved.

Pre-incentive fee net investment income is defined as interest income, dividend income and any other income (including any other fees, other than fees for providing managerial assistance, such as commitment, organization, structuring, diligence and consulting fees or other fees that the Company receives from portfolio companies) accrued during the calendar quarter, minus the Company's operating expenses for the quarter (including the base management fee, expenses payable under the administration agreement and any interest expense and dividends paid on any issued and outstanding preferred stock, but excluding the incentive fee). Pre-incentive fee net investment income includes, in the case of investments with a deferred interest feature (such as original issue discount, debt instruments with payment-in-kind interest and zero coupon securities), accrued income that the Company has not yet received in cash. Pre-incentive fee net investment income does not include any realized capital gains, realized capital losses or unrealized capital appreciation or depreciation.
Adjusted capital is defined as cumulative gross proceeds generated from sales of the Company's common stock (including proceeds from the Company's DRIP) reduced for distributions from non-liquidating dispositions of the Company's investments paid to stockholders and amounts paid for share repurchases pursuant to the Company's share repurchase program.
The second part of the incentive fee, the incentive fee on net capital gains, is an incentive fee on net capital gains earned on the portfolio during operations prior to the Company’s liquidation and is determined and payable in arrears as of the end of each calendar year (or upon termination of the Investment Advisory Agreement). This fee equals 15.0% of the Company’s incentive fee capital gains, which equals the Company’s realized capital gains on a cumulative basis from inception, calculated as of the

BUSINESS DEVELOPMENT CORPORATION OF AMERICA II
(A Maryland Corporation in the Development Stage)

NOTES TO FINANCIAL STATEMENTS
September 30, 2014
(Unaudited)

end of each calendar year, computed net of all realized capital losses and unrealized capital depreciation on a cumulative basis, less the aggregate amount of any previously paid capital gain incentive fees.
For the three months ended September 30, 2014 and for the period from April 17, 2014 (date of inception) to September 30, 2014 the Company has not incurred any management fees, subordinated incentive fees, or capital gain incentive fees under the Investment Advisory Agreement.
Expense Support Agreement
The Adviser and its affiliates may incur and pay costs and fees on behalf of the Company which are reimbursable to the Adviser. The Company and the Adviser have entered into an Expense Support Agreement whereby the Adviser may pay the Company up to 100% of all operating expenses ("Expense Support Payment") for any period beginning on the effective date of the Registration Statement, until the Adviser and the Company mutually agree otherwise. The Expense Support Payment for any month shall be paid by the Adviser to the Company in any combination of cash or other immediately available funds, and/or offsets against amounts due from the Company to the Adviser. The purpose of the Expense Support Payment is to reduce operating expenses until the Company has achieved economies of scale sufficient to ensure that it is able to bear a reasonable level of expense in relation to investment income. Operating expenses subject to this agreement include expenses as defined by GAAP, including, without limitation, fees payable to the Adviser and interest on indebtedness for such period, if any.
Pursuant to the terms of the Expense Support Agreement, the Company has agreed to reimburse the Adviser for each Expense Support Payment within three years from the end of the fiscal year in which such Expense Support Payment is made by the Adviser. Reimbursement shall be made as promptly as possible, but only to the extent it does not cause the Company’s operating expenses, excluding organization and offering expenses, Adviser fees, financing fees and interest, and brokerage commissions and extraordinary expenses, to exceed 1.5% of net assets attributable to the Company's common shares after taking such payment into account.
As of September 30, 2014, the Adviser has not assumed any operating expenses pursuant to the Expense Support Agreement.
Organization and Offering Costs
Pursuant to the Investment Advisory Agreement, the Company and the Adviser have agreed that the Company will not be liable for any organization and offering costs in excess of $125,000 if aggregate gross proceeds from the Offering have not exceeded $12.5 million. If aggregate gross proceeds from the Offering exceed $12.5 million, the Company will not be liable for any organization and offering costs in excess of 1.5% of the aggregate gross proceeds from the Offering.
As of September 30, 2014, organization and offering costs in the amount of $1,398,846 have been incurred in excess of the $125,000 limit as the aggregate gross proceeds from the Offering have not exceeded $12.5 million and are therefore the responsibility of the Adviser; however, the Company may, but is not obligated to, pay certain amounts back to the Adviser over time. The Company has paid $125,000 in organization and offering costs which have been paid in cash from the proceeds of the initial capital contribution.
Fees Paid in Connection with the Offering
The Company has entered into a dealer manager agreement with Realty Capital Securities, LLC (the "Dealer Manager") to serve as the dealer manager of the Offering. The Dealer Manager receives fees and compensation in connection with the sale of the Company’s common stock in the Offering. The Dealer Manager receives a selling commission of up to 7.0% of the gross proceeds of the shares sold in the Offering before reallowance of commissions earned by participating broker-dealers. Alternatively, selected broker-dealers may elect to receive a fee equal to 7.5% of the gross proceeds of the shares sold in the Offering (not including selling commissions and dealer manager fees) by such participating broker-dealer, with 2.5% thereof paid at the time of such sale and 1.0% thereof paid on each anniversary of the closing of such sale up to and including the fifth anniversary of the closing of such sale. If this option is elected, the dealer manager fee will be reduced to 2.5% of gross proceeds of the shares sold in the Offering (not including selling commissions and dealer manager fees).
In addition, the Dealer Manager receives up to 3.0% of the gross proceeds of the shares sold in the Offering, before reallowance to participating broker-dealers, as a dealer manager fee. The Dealer Manager may reallow up 1.5% of its dealer manager fee to selected participating broker-dealers.

BUSINESS DEVELOPMENT CORPORATION OF AMERICA II
(A Maryland Corporation in the Development Stage)

NOTES TO FINANCIAL STATEMENTS
September 30, 2014
(Unaudited)

Other Affiliates
The Company’s transfer agent, American National Stock Transfer, LLC, is an entity under common ownership with the Sponsor. The transfer agent will conduct transfer agency, registrar and supervisory services for the Company. As of September 30, 2014 the Company has incurred transfer agent fees of $48,859 which are classified as and included in organization and offering costs. Please see above for further details on organization and offering costs.
Note 4 - Commitments and Contingencies
Commitments
In the ordinary course of business, the Company may enter into future funding commitments. The Company has not entered into any future funding commitments at this time.
Litigation
In the ordinary course of business, the Company may become subject to litigation or claims. The Company has no knowledge of material legal proceedings pending or known to be contemplated against the Company at this time.
Indemnifications
In the ordinary course of business, the Company may enter into contracts or agreements that contain indemnifications or warranties. Future events could occur that lead to the execution of these provisions against the Company. Based on its history and experience, management feels that the likelihood of such an event is remote.
Note 5 - Economic Dependency
Under various agreements, the Company has engaged or will engage the Adviser and its affiliates to provide certain services that are essential to the Company, including asset management services, asset acquisition and disposition decisions, the sale of shares of the Company's common stock available for issuance, as well as other administrative responsibilities for the Company including accounting services and investor relations.
As a result of these relationships, the Company is dependent upon the Adviser and its affiliates. In the event that these companies were unable to provide the Company with the respective services, the Company would be required to find alternative providers of these services.
Note 6 - Subsequent Events
The Company has evaluated subsequent events through the filing of this Quarterly Report on Form 10-Q, and determined that there have not been any events that have occurred that would require adjustments to disclosures in these financial statements except for the following items:
On October 24, 2014, the Company’s board of directors authorized and approved the Amended and Restated Bylaws, which amend and restate the Bylaws, adopted by the board of directors on August 18, 2014. The Amended and Restated Bylaws adds Section 3.12, which sets forth the procedural requirements for maintaining the stockholder list in the Company’s books and records and provisions relating to the inspection rights of stockholders requesting access to the Company’s stockholder list. The Amended and Restated Bylaws are effective immediately.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations.
The following discussion and analysis should be read in conjunction with the accompanying financial statements of Business Development Corporation of America II and the notes thereto, and other financial information included elsewhere in this Quarterly Report on Form 10-Q. As used herein, the terms "we," "our" and "us" refer to Business Development Corporation of America II, a Maryland corporation.
We are externally managed by our adviser, BDCA Adviser II, LLC (the "Adviser").
The forward-looking statements contained in this Quarterly Report on Form 10-Q may include statements as to:

•	our future operating results;

•	our business prospects and the prospects of our portfolio companies;

•	the impact of the investments that we expect to make;

•	the ability of our portfolio companies to achieve their objectives;

•	our expected financings and investments;

•	the adequacy of our cash resources and working capital;

•	the timing of cash flows, if any, from the operations of our portfolio companies;

•	our repurchase of shares;

•	actual and potential conflicts of interest with our Adviser and its affiliates;

•	the dependence of our future success on the general economy and its effect on the industries in which we invest;

•	the ability to qualify and maintain our qualification as a regulated investment company ("RIC") and a business development company ("BDC"); and

•	the impact on our business of the Dodd-Frank Wall Street Reform and Consumer Protection Act and the rules and regulations issued thereunder.
In addition, words such as "anticipate," "believe," "expect" and "intend" indicate a forward-looking statement, although not all forward-looking statements include these words. The forward-looking statements contained in this Quarterly Report on Form 10-Q involve risks and uncertainties. Our actual results could differ materially from those implied or expressed in the forward-looking statements for any reason, including the factors discussed in Part I, Item 1A "Risk Factors" in our Registration Statement on Form N-2 (File No. 333-197447) which was declared effective on September 8, 2014. Other factors that could cause actual results to differ materially include:

•	changes in the economy;

•	risks associated with possible disruption in our operations or the economy generally due to terrorism or natural disasters; and

•	future changes in laws or regulations and conditions in our operating areas.
You should not place undue reliance on these forward-looking statements. The forward-looking statements made in this Quarterly Report on Form 10-Q relate only to events as of the date on which the statements are made. We undertake no obligation to update any forward-looking statement to reflect events or circumstances occurring after the date of this Quarterly Report on Form 10-Q.

Overview
Business Development Corporation of America II, incorporated in Maryland on April 17, 2014, is an externally managed, non-diversified closed-end investment company that has elected to be treated as a business development company ("BDC") under the Investment Company Act of 1940, as amended (the "1940 Act"). We, therefore, are required to comply with certain regulatory requirements promulgated under the 1940 Act. We intend to elect to be taxed for U.S. federal income tax purposes as a regulated investment company ("RIC") under Subchapter M of the Internal Revenue Code of 1986, as amended (the "Code"). Effective August 21, 2014, we changed our name from BDCA Senior Capital, Inc. to Business Development Corporation of America II. We are sponsored by AR Capital, LLC (the "Sponsor") and are managed by BDCA Adviser II, LLC (the "Adviser"), an entity indirectly wholly owned by the Sponsor, pursuant to the terms of the Investment Advisory and Management Services Agreement (the "Investment Advisory Agreement"). The Adviser oversees the management activities and is responsible for making investment decisions regarding our portfolio.
We are offering for sale a maximum of 300 million shares of common stock, $0.001 par value per share, at an initial offering price of $10.00 per share, subject to certain volume and other discounts, on a "best efforts" basis pursuant to a registration statement on Form N-2 (the "Registration Statement") (File No. 333-197447) filed with the Securities and Exchange Commission (the "SEC") under the Securities Act of 1933, as amended (the "Offering"). On May 19, 2014, we sold 22,222 shares of common stock to the Sponsor for $9.00 per share, which represents the initial offering price of $10.00 per share less selling commissions of $0.70 per share and dealer manager fees of $0.30 per share consistent with the terms and disclosures of the Registration Statement. On September 8, 2014, our Registration Statement was declared effective by the SEC.
We are a specialty finance company formed primarily to make debt investments in first lien, floating rate loans and, to a lesser extent, second lien loans made to U.S. companies with large principal amounts that are broadly syndicated and have a secondary trading market.
Investment Advisory Agreement
Pursuant to the Investment Advisory Agreement we have with our Adviser, we pay our Adviser a fee for its services consisting of two components - a management fee and an incentive fee. The management fee is calculated at an annual rate of 1.0% of our average gross assets and is payable quarterly in arrears.
The incentive fee consists of two parts. The first part, the subordinated incentive fee on income, is calculated and payable quarterly in arrears based on 15.0% of our "pre-incentive fee net investment income" for the immediately preceding quarter. The payment of the subordinated incentive fee on income is subject to payment of a preferred return to investors each quarter, expressed as a quarterly rate of return on "adjusted capital" at the beginning of the most recently completed calendar quarter subject to a "catch up" feature. The subordinated incentive fee will be paid out as follows:

•
No subordinated incentive fee on income is payable to the Adviser in any calendar quarter in which our pre-incentive fee net investment income does not exceed the preferred return rate of 1.6875% (6.75% annualized);

•
100% of our pre-incentive fee net investment income, if any, that exceeds the preferred return rate of 1.6875% in any given calendar quarter (6.75% annualized) but is less than or equal to 1.9853% in any calendar quarter (7.94% annualized) is payable to the Adviser. This portion of the of the subordinated incentive fee on income is referred to as the "catch up" and is intended to provide the Adviser with an incentive fee of 15.0% on all of our pre-incentive fee net investment income when our pre-incentive fee investment income reaches 1.9853% (7.94% annualized) in any calendar quarter;

•
For any calendar quarter in which our pre-incentive fee net investment income exceeds 1.9853% (7.94% annualized), the subordinated incentive fee on income equals 15.0% of the amount of our pre-incentive fee net investment income, as the preferred return and catch-up will have been achieved.

Pre-incentive fee net investment income is defined as interest income, dividend income and any other income (including any other fees, other than fees for providing managerial assistance, such as commitment, organization, structuring, diligence and consulting fees or other fees we receive from portfolio companies) accrued during the calendar quarter, minus our operating expenses for the quarter (including the base management fee, expenses payable under the administration agreement and any interest expense and dividends paid on any issued and outstanding preferred stock, but excluding the incentive fee). Pre-incentive fee net investment income includes, in the case of investments with a deferred interest feature (such as original issue discount, debt instruments with payment-in-kind interest and zero coupon securities), accrued income that we have not yet received in cash. Pre-incentive fee net investment income does not include any realized capital gains, realized capital losses or unrealized capital appreciation or depreciation.

Adjusted capital is defined as cumulative gross proceeds generated from sales of our common stock (including proceeds from the DRIP) reduced for distributions from non-liquidating dispositions of our investments paid to stockholders and amounts paid for share repurchases pursuant to our share repurchase program.
The second part of the incentive fee, the incentive fee on net capital gains, is an incentive fee on net capital gains earned on the portfolio during operations prior to our liquidation and is determined and payable in arrears as of the end of each calendar year (or upon termination of the Investment Advisory Agreement). This fee equals 15.0% of our incentive fee capital gains, which equals our realized capital gains on a cumulative basis from inception, calculated as of the end of each calendar year, computed net of all realized capital losses and unrealized capital depreciation on a cumulative basis, less the aggregate amount of any previously paid capital gain incentive fees.
Expense Support Agreement
We have entered into an Expense Support Agreement with the Adviser whereby the Adviser may pay up to 100% of all of our operating expenses ("Expense Support Payment") for any period beginning on the effective date of the Registration Statement, until we and the Adviser mutually agree otherwise. The Expense Support Payment for any month shall be paid by the Adviser to us in any combination of cash or other immediately available funds, and/or offsets against amounts due from us to the Adviser. The purpose of the Expense Support Payment is to reduce offering and operating expenses until we have achieved economies of scale sufficient to ensure that we are able to bear a reasonable level of expense in relation to investment income. Operating expenses subject to this agreement include expenses as defined by GAAP, including, without limitation, fees payable to the Adviser and interest on indebtedness for such period, if any.
Pursuant to the terms of the Expense Support Agreement, we have agreed to reimburse the Adviser for each Expense Support Payment within three years from the end of the fiscal year in which such Expense Support Payment is made by the Adviser. Reimbursement shall be made as promptly as possible, but only to the extent it does not cause our operating expenses, excluding organization and offering expenses, Adviser fees, financing fees and interest, and brokerage commissions and extraordinary expenses, to exceed 1.5% of net assets attributable to our common shares after taking such payment into account.
The information set forth above with respect to the Expense Support Agreement does not purport to be complete in scope and is qualified in its entirety by the full text of the Expense Support Agreement, which is filed as Exhibit 10.3 hereto and is incorporated into this Quarterly Report on Form 10-Q by reference.
Dealer Manager Agreement
We have entered into a dealer manager agreement with Realty Capital Securities, LLC (the "Dealer Manager") to serve as the dealer manager of the Offering. The Dealer Manager receives fees and compensation in connection with the sale of our common stock in the Offering. The Dealer Manager receives a selling commission of up to 7.0% of the gross proceeds of the shares sold in the Offering before reallowance of commissions earned by participating broker-dealers. Alternatively, selected broker-dealers may elect to receive a fee equal to 7.5% of the gross proceeds of the shares sold in the Offering (not including selling commissions and dealer manager fees) by such participating broker-dealer, with 2.5% thereof paid at the time of such sale and 1.0% thereof paid on each anniversary of the closing of such sale up to and including the fifth anniversary of the closing of such sale. If this option is elected, the dealer manager fee will be reduced to 2.5% of gross proceeds of the shares sold in the Offering (not including selling commissions and dealer manager fees).
In addition, the Dealer Manager receives up to 3.0% of the gross proceeds of the shares sold in the Offering, before reallowance to participating broker-dealers, as a dealer manager fee. The Dealer Manager may reallow up to 1.5% of its dealer manager fee to such participating broker-dealers.
The information set forth above with respect to the Dealer Manager Agreement does not purport to be complete in scope and is qualified in its entirety by the full text of the Dealer Manager Agreement, which is filed as Exhibit 10.4 hereto and is incorporated into this Quarterly Report on Form 10-Q by reference
Significant Accounting Estimates and Critical Accounting Policies
Basis of Presentation
The accompanying financial statements and related footnotes are unaudited and have been prepared in accordance with accounting principles generally accepted in the United States of America ("GAAP") for interim financial statements. Our financial statements are prepared on an accrual basis of accounting. In the opinion of management, the interim data includes all adjustments, of a normal and recurring nature, necessary for a fair statement of the results for the periods presented. Interim period results may not be indicative of full year or future results.

Use of Estimates
The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.
Development Stage Entity
The Company complies with the reporting requirements of Financial Accounting Standards Board Accounting Standard Codification 915, "Development Stage Entities." Pursuant to the terms of the Offering, the Company must receive minimum offering proceeds of $2.0 million to break escrow and commence operations. As of September 30, 2014, the Company had not reached such threshold. The Company continues to devote substantially all of its efforts to establishing the business.
Cash and Cash Equivalents
Cash and cash equivalents include short-term, liquid investments in a money market fund. Cash and cash equivalents are carried at cost which approximates fair value.
Organization and Offering Costs
We have incurred organization and offering costs in connection with the Offering. The organization and offering costs have been paid by us from the proceeds of the Offering and the proceeds from an affiliate advance. It is our plan to complete the Offering; however, there can be no assurance that our plans to raise capital will be successful.
Organization costs  - Organization costs include professional fees, regulatory fees and other costs of incorporation. These costs are expensed as incurred. As of September 30, 2014, we have incurred organization costs of $43,699.
Offering costs  - Offering costs include expenses incurred in connection with the registering and selling of shares of our common stock in connection with the Offering. These costs may include professional fees and fees paid to various regulatory agencies. As of September 30, 2014, we have incurred offering costs of $1,480,147. Prior to the commencement of the Offering, these costs were capitalized as deferred offering costs on the statement of assets and liabilities. Upon commencement of the Offering a portion of these costs have been reclassified as capital in excess of par value on the statement of assets and liabilities and a portion of these costs have been reclassified as due from affiliate on the statement of assets and liabilities, see below for details.
Pursuant to the Investment Advisory Agreement, we and the Adviser have agreed that we will not be liable for any organization and offering costs in excess of $125,000 if aggregate gross proceeds from the Offering have not exceeded $12.5 million. If aggregate gross proceeds from the Offering exceed $12.5 million, then we will not be liable for any organization and offering costs in excess of 1.5% of aggregate gross proceeds from the Offering.
As of September 30, 2014, the aggregate gross proceeds from the Offering have not exceeded $12.5 million. Accordingly, as of September 30, 2014, we recognized $43,699 in organizational costs on the statement of operations and reclassified $81,301 in offering costs to capital in excess of par value on the statement of assets and liabilities. As of September 30, 2014, the remaining offering costs incurred by us totaled $1,398,846 and were classified as due from affiliate on the statement of assets and liabilities.
As of September 30, 2014, we had recorded $939,211 in due to affiliate and $388,943 in accounts payable and accrued expenses related to organization and offering costs. These amounts have been netted with the excess organization and offering costs incurred by us of $1,398,846 on the statement of assets and liabilities as of September 30, 2014, resulting in a net due from affiliate of $70,692.
Distributions
Subject to the discretion of our board of directors and applicable legal restrictions, we intend to authorize and declare monthly distributions that will be paid on a monthly basis beginning no later than the first calendar quarter subsequent to the month in which the minimum offering requirement is met. The amount of each such distribution will be subject to the discretion of the board of directors and applicable legal restrictions related to the payment of distributions.
We have also adopted an "opt in" distribution reinvestment plan (the "DRIP") for its common stockholders. As a result, if we make a distribution, then stockholders will receive distributions in cash unless they specifically "opt in" to the DRIP so as to have their cash distributions reinvested in additional shares of our common stock.
Income Taxes
We intend to elect to be treated for federal income tax purposes as a RIC under Subchapter M of the Code beginning with the filing of our 2014 tax return. Generally, a RIC is exempt from federal income taxes if it distributes to stockholders at least

90% of Investment Company Taxable Income, as defined in the Code, each year. Distributions paid up to one year after the current tax year can be carried back to the prior tax year for determining the distributions paid in such tax year. We intend to make sufficient distributions to maintain its RIC status each year. We are also subject to nondeductible federal excise taxes if we do not distribute at least 98% of net ordinary income each calendar year, 98.2% of capital gain net income for the one year period ending on October 31 of such calendar year and any recognized and undistributed income from prior years for which it paid no federal income taxes.
Recent Accounting Standards Updates
Management does not believe any recently issued, but not yet effective, accounting standards, if currently adopted, would have a material effect on the accompanying financial statements.
Results of Operations
As of September 30, 2014, we have not commenced operations. Because we have not acquired any assets, our management is not aware of any material trends or uncertainties, favorable or unfavorable, other than national economic conditions affecting our target portfolio, the debt and equity of middle market companies, which may be reasonably anticipated to have a material impact of the capital resources and the revenue or income to be derived from the operations of our assets.
Liquidity and Capital Resources
We will generate cash initially from the net proceeds of the Offering and as we build our investment portfolio, from cash flows from fees, interest and dividends earned from our investments as well as proceeds from sales of our investments.
Our principal demands for funds will be for portfolio investments, either directly or through investment interests, for the payment of operating expenses, distributions to our investors, and for the payment of principal and interest on our outstanding indebtedness. Generally, cash needs for investment activities will be met through proceeds from the sale of common stock through the Offering. We may also from time to time enter into other agreements with third parties where by third parties will contribute to specific investment opportunities. Management expects that in the future, as our investment portfolio grows, our investments will generate sufficient cash flow to cover operating expenses and the payment of a monthly distribution. Other potential future sources of capital include proceeds from secured or unsecured financings from banks or other lenders, proceeds from private offerings, proceeds from the sales of our investments and undistributed funds from operations.
Distributions
As of September 30, 2014 we have not yet commenced operations. Therefore, we have not had any income, cash flows provided by operations or funds available for dividends. Subject to the discretion of our board of directors and applicable legal restrictions, we intend to authorize and declare monthly distributions that will be paid on a monthly basis beginning no later than the first calendar quarter subsequent to the month in which the minimum offering requirement is met. We have also adopted an "opt in" DRIP for our common stockholders. As a result, if we make a distribution, then stockholders will receive distributions in cash unless they specifically "opt in" to the DRIP so as to have their cash distributions reinvested in additional shares of common stock.
Election as a RIC
We have elected to be treated as a RIC under Subchapter M of the Code and intend to maintain our qualification as a RIC thereafter. As a RIC, we generally will not have to pay corporate-level U.S. federal income taxes on any income that we distribute to our stockholders from our tax earnings and profits. To maintain our qualification as a RIC, we must, among other things, meet certain source-of-income and asset diversification requirements. In addition, in order to maintain RIC tax treatment, we must distribute to our stockholders, for each taxable year, at least 90% of our "Investment Company Taxable Income," which is generally our net ordinary income plus the excess, if any, of realized net short-term capital gain over realized net long-term capital loss, or the annual distribution requirement. Even if we qualify as a RIC, we generally will be subject to corporate-level U.S. federal income tax on our undistributed taxable income and could be subject to U.S federal excise, state, local and foreign taxes. We will be subject to a 4% nondeductible U.S. Federal excise tax on certain undistributed income of RICs unless we distribute in a timely manner an amount at least equal to 98% of net ordinary income each calendar year and 98.2% of capital gain net income for the one-year period ending on October 31 of such calendar year, if any, and any recognized and undistributed income from prior years for which we paid no federal income taxes. We will generally endeavor each year to avoid any federal excise taxes.
Inflation
The impact of inflation on our portfolio depends on the type of securities we will hold. Inflation may decrease the value of fixed rate debt securities. However, not all debt securities are affected equally, the longer the term of the debt security, the more volatile the value of the investment.

Related Party Arrangements
We have entered into agreements with our affiliates, whereby we pay certain fees or reimbursements to our Adviser or its affiliates in connection with asset and service fees, reimbursement of operating costs and offering related costs. We have entered into an Investment Advisory Agreement with the Adviser, an Expense Support Agreement with the Adviser, and a Dealer Manager Agreement with the Dealer Manager, an affiliate of the Sponsor. In addition, our transfer agent, American National Stock Transfer, LLC, is an entity under common ownership with the Sponsor. Our transfer agent will conduct transfer agency, registrar and supervisory services for us and will receive fees as compensation for such services. See Note 3 - Related Party Transactions and Arrangements to our financial statements included in this Quarterly Report on Form 10-Q and "Investment Advisory Agreement", Expense Support Agreement" and "Dealer Manager Agreement" above for a discussion of the various related-party transactions, agreements and fees.
Off Balance Sheet Arrangements
We currently have no off balance sheet arrangements.
Item 3. Quantitative and Qualitative Disclosures about Market Risk.
As of September 30, 2014, we have not yet commenced operations. Because we have not acquired any assets, borrowed any funds or purchased or sold any derivative, we are currently not exposed to interest rate or foreign currency market risks.
Item 4. Controls and Procedures.
Disclosure Controls
In accordance with Rules 13a-15(b) and 15d-15(b) of the Securities Exchange Act of 1934, as amended (the "Exchange Act"), we, under the supervision and with the participation of our Chief Executive Officer and Chief Financial Officer, carried out an evaluation of the effectiveness of our disclosure controls and procedures (as defined in Rule 13a-15(e) and Rule 15d-15(e) of the Exchange Act) as of the end of the period covered by this Quarterly Report on Form 10-Q and determined that our disclosure controls and procedures are effective as of the end of the period covered by this Quarterly Report on Form 10-Q.
Change in Internal Control Over Financial Reporting
No change occurred in our internal control over financial reporting (as defined in Rule 13a-15(f) and 15d-15(f) of the Exchange Act) during the period covered by this Quarterly Report on Form 10-Q that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II
Item 1. Legal Proceedings.
At the end of the period covered by this Quarterly Report on Form 10-Q, neither we nor our Adviser are currently subject to any material legal proceedings.
Item 1A. Risk Factors.
We are subject to the following additional risks, which we hereby add to the risk factors previously disclosed in the Registration Statement.
Because other real estate programs sponsored directly or indirectly by the parent of the Sponsor and offered through our dealer manager may conduct offerings concurrently with our offering, the Sponsor and our dealer manager face potential conflicts of interest arising from competition among us and these other programs for investors and investment capital, and such conflicts may not be resolved in our favor.
The Sponsor is the sponsor of several REITs and BDCs for which affiliates of the Adviser are also advisors that are raising capital in ongoing public offerings of common stock similar to ours. Our dealer manager, which is owned by an entity under common control with the Sponsor, is the dealer manager or is named in the registration statement as the dealer manager in a number of ongoing public offerings by REITs and BDCs, including some offerings sponsored directly or indirectly by the Sponsor. In addition, the Sponsor may decide to sponsor future programs that would seek to raise capital through public offerings conducted concurrently with this offering. Furthermore, the parent company of our dealer manager, RCS Capital Corporation, or RCAP, a holding company traded on the New York Stock Exchange under the symbol "RCAP", which is also an entity under common control with the Sponsor, has entered into a definitive agreement to acquire Cole Capital®, a private capital management business that sponsors, advises and distributes public, non-listed REITs which invest in net leased real estate assets. Following the completion of the acquisition, subsidiaries of RCAP will distribute three additional ongoing public offerings of public, non-listed REITs sponsored, advised and distributed by subsidiaries of RCAP, and may distribute additional public, non-listed REITs sponsored by subsidiaries of RCAP. Subsidiaries of RCAP will serve as adviser of the Cole Capital public, non-listed REITs in addition to serving as dealer manager and will be entitled to receive fees and from the Cole Capital public, non-listed REITs for their services in such capacity, in addition to dealer manager fees and selling commissions.
As a result, the Sponsor and our dealer manager may face conflicts of interest arising from potential competition between us and these other programs for investors and investment capital. There may be periods during which one or more programs sponsored directly or indirectly by the Sponsor will be raising capital and might compete with us for investment capital. Such conflicts may not be resolved in our favor, and you will not have the opportunity to evaluate the manner in which these conflicts of interest are resolved before or after making your investment.
We also will compete for investors with these other programs, and the overlap of these offerings with our offering could adversely affect our ability to raise all the capital we seek in this offering, the timing of sales of our shares and the amount of proceeds we have to invest in assets.
All of our executive officers, some of our directors and the key professionals assembled by the Adviser and our dealer manager face conflicts of interest related to their positions or interests in affiliates of the Sponsor, which could hinder our ability to implement our business strategy and to generate returns to our stockholders.
All of our executive officers, some of our directors and the key professionals assembled by the Adviser and dealer manager are also executive officers, directors, managers, key professionals or holders of a direct or indirect controlling interests in the Adviser, our dealer manager or other sponsor-affiliated entities. In addition, Mr. Schorsch is also an executive and board member of entities affiliated with five public, non-listed REITs advised and sponsored by Cole Capital, which will be under common control with the Sponsor following the completion of the acquisition of Cole Capital by RCAP. Through the Sponsor’s affiliates, some of these persons work on behalf of programs sponsored directly or indirectly by the Sponsor that are currently raising capital publicly. As a result, they have loyalties to each of these entities, which loyalties could conflict with the fiduciary duties they owe to us and could result in action or inaction detrimental to our business. Conflicts with our business and interests are most likely to arise from (a) allocation of management time and services between us and the other entities, (b) investments with affiliates of our Adviser, (c) compensation to the Adviser and (d) our relationship with the Adviser and our dealer manager. If we do not successfully implement our business strategy, we may be unable to generate the cash needed to make distributions to our stockholders and to maintain or increase the value of our assets.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.
Not applicable.
Item 3. Defaults upon Senior Securities.
Not applicable.
Item 4. Mine Safety Disclosures.
Not applicable.
Item 5. Other Information.
On October 24, 2014, our board of directors authorized and approved the Amended and Restated Bylaws, which amend and restate the Bylaws, adopted by our board of directors on August 18, 2014. The Amended and Restated Bylaws adds Section 3.12, which sets forth the procedural requirements for maintaining the stockholder list in our books and records and provisions relating to the inspection rights for stockholders requesting access to our stockholder list. The Amended and Restated Bylaws are effective immediately.
The information set forth above with respect to the Amended and Restated Bylaws does not purport to be complete in scope and is qualified in its entirety by the full text of the Amended and Restated Bylaws, which is filed as Exhibit 3.1 hereto and is incorporated into this Quarterly Report on Form 10-Q by reference.

Item 6. Exhibits.
EXHIBITS INDEX
The following exhibits are included in this Quarterly Report on Form 10-Q for the quarter ended September 30, 2014 (and are numbered in accordance with Item 601 of Regulation S-K).

Exhibit No.	Description
3.1*	Amended and Restated Bylaws
10.1*	Investment Advisory and Management Services Agreement dated as of August 21, 2014 between Registrant and BDCA Adviser II, LLC
10.2*	Escrow Agreement dated as of September 8, 2014 between Registrant and UMB Bank, N.A.
10.3*	Expense Support Agreement dated as of August 21, 2014 between Registrant and BDCA Adviser II, LLC
10.4*	Dealer Manager Agreement dated as of September 8, 2014 between Registrant and Realty Capital Securities, LLC
31.1*	Certification of the Principal Executive Officer of the Company pursuant to Securities Exchange Act Rule 13a-14(a) or 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2 *	Certification of the Principal Financial Officer of the Company pursuant to Securities Exchange Act Rule 13a-14(a) or 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32 *
Written statements of the Principal Executive Officer and Principal Financial Officer of the Company pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

_________________________

*	Filed herewith

BUSINESS DEVELOPMENT CORPORATION OF AMERICA II
SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

BUSINESS DEVELOPMENT CORPORATION OF AMERICA II

Date: October 27, 2014	By: /s/ Nicholas S. Schorsch Name: Nicholas S. Schorsch Title: Chief Executive Officer and Chairman of the Board of Directors (Principal Executive Officer)

Date: October 27, 2014	By: /s/ Katie P. Kurtz Name: Katie P. Kurtz Title: Chief Financial Officer, Treasurer, and Secretary (Principal Financial and Principal Accounting Officer)