Form 10-K
period 2014-12-31
BUSINESS DEVELOPMENT Corp OF AMERICA II
filed 2015-03-31
CIK 1606657

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2014
OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

Commission file number: 814-01083

BUSINESS DEVELOPMENT CORPORATION OF AMERICA II

(Exact Name of Registrant as Specified in its Charter)

Maryland	61-1735888
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)
405 Park Avenue, 14th Floor New York, NY	10022
(Address of principal executive offices)	(Zip Code)
(212) 415-6500
(Registrant's telephone number, including area code)
Securities registered pursuant to section 12(b) of the Act: None
Securities registered pursuant to section 12(g) of the Act: Common stock, $0.001 par value per share (Title of class)
Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes ☐ No ☒
Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act. Yes ☐ No ☒
Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. ☒ Yes ☐ No
Indicate by check mark whether the registrant submitted electronically and posted on its corporate Web Site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). ☐ Yes ☐ No
Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☐
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See definition of "large accelerated filer," "accelerated filer," and "smaller reporting company" in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☐		Accelerated filer ☐
Non-accelerated filer ☒	(Do not check if a smaller reporting company)	Smaller reporting company ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). ☐ Yes ☒ No
The number of outstanding shares of the registrant's common stock on March 30, 2015 was 22,222 shares.

BUSINESS DEVELOPMENT CORPORATION OF AMERICA II
FORM 10-K FOR THE PERIOD FROM APRIL 17, 2014 (INCEPTION) TO DECEMBER 31, 2014

i

PART I

FORWARD-LOOKING STATEMENTS
Some of the statements in this Annual Report on Form 10-K constitute forward-looking statements because they relate to future events or our future performance or financial condition. The forward-looking statements contained in this Annual Report may include statements as to:

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
In addition, words such as "anticipate," "believe," "expect" and "intend" indicate a forward-looking statement, although not all forward-looking statements include these words. The forward-looking statements contained in this Annual Report involve risks and uncertainties. Our actual results could differ materially from those implied or expressed in the forward-looking statements for any reason, including the factors set forth in "Risk Factors" and elsewhere in this Annual Report. Other factors that could cause actual results to differ materially include:

•	changes in the economy;

•	risks associated with possible disruption in our operations or the economy generally due to terrorism or natural disasters; and

•	future changes in laws or regulations and conditions in our operating areas.
For a discussion of factors that could cause our actual results to differ from forward-looking statements contained in this Annual Report, please see the discussion under Part I, Item 1A "Risk Factors". You should not place undue reliance on these forward-looking statements. The forward-looking statements made in this Annual Report relate only to events as of the date on which the statements are made. We undertake no obligation to update any forward-looking statement to reflect events or circumstances occurring after the date of this Annual Report.

ITEM 1. BUSINESS
GENERAL
Business Development Corporation of America II ("we", "our" and "us"), incorporated in Maryland on April 17, 2014, is an externally managed, non-diversified closed-end investment company that has elected to be treated as a business development company ("BDC") under the Investment Company Act of 1940, as amended (the "1940 Act"), and is applying the guidance of Financial Accounting Standards Board ("FASB") Accounting Standards Codification ("ASC") Topic 946, "Financial Services - Investment Companies" ("ASC 946"). As a BDC, we are required to comply with certain regulatory requirements promulgated under the 1940 Act. We intend to elect to be taxed for U.S. federal income tax purposes as a regulated investment company ("RIC") under Subchapter M of the Internal Revenue Code of 1986, as amended (the "Code"), as soon as practicable. Effective August 21, 2014, we changed our name from BDCA Senior Capital, Inc. to Business Development Corporation of America II. We are sponsored by AR Capital, LLC (the "Sponsor") and are managed by BDCA Adviser II, LLC (the "Adviser"), an entity indirectly, wholly-owned by the Sponsor, pursuant to the terms of the Investment Advisory and Management Services Agreement (the "Investment Advisory Agreement"). The Adviser oversees the management of our activities and is responsible for making investment decisions regarding our portfolio.
We are offering for sale a maximum of 300 million shares of common stock, $0.001 par value per share, at an initial offering price of $10.00 per share, subject to certain volume and other discounts, on a "best efforts" basis pursuant to a registration statement on Form N-2 , as amended and supplemented (the "Registration Statement") (File No. 333-197447), filed with the Securities and Exchange Commission (the "SEC") under the Securities Act of 1933, as amended (the "Offering"). On May 19, 2014, we sold 22,222 shares of common stock to the Sponsor for $9.00 per share, which represents the initial offering price of $10.00 per share less selling commissions of $0.70 per share and dealer manager fees of $0.30 per share consistent with the terms and disclosures of the Registration Statement. On September 8, 2014, our Registration Statement was declared effective by the SEC. Realty Capital Securities, LLC, our affiliate, serves as the dealer manager of the Offering.
If within one year from the commencement of the Offering we do not sell shares totaling gross offering proceeds of at least $2.0 million (the "Minimum Offering Requirement"), we will promptly return all funds to investors and will stop the Offering. Prior to reaching the Minimum Offering Requirement, all subscription payments will be held in an escrow account by UMB Bank, N.A., as escrow agent for our subscribers pending release to us.
We are a specialty finance company formed primarily to make debt investments in first lien, floating rate loans and, to a lesser extent, second lien loans that are generally made to U.S. companies, syndicated and have a secondary trading market ("Leveraged Loans"). We may also invest in collateralized loan obligations ("CLO"). Our CLO portfolio will primarily focus on the equity tranches of the CLO.
LEVERAGED LOAN OVERVIEW
A Leveraged Loan is a type of corporate debt instrument extending credit to a borrower, usually one with existing outstanding debt, that is originated, structured, negotiated and administered by a financial institution or consortium of financial institutions. These consortiums may then syndicate loans of third-party investors. These investors are known as the primary market. After being placed into the primary market, other investors may seek to buy and sell Leveraged Loan positions to other third-party investors in over-the-counter transactions. This is known as the secondary market. Leveraged Loan investors in both the primary and secondary markets may include institutional investors, domestic and foreign banks, finance companies and securities firms. We intend to invest in Leveraged Loans through both the primary and secondary markets.
Generally, Leveraged Loans are not rated investment grade by credit ratings agencies and often have high interest rates associated with them. Leveraged loans are typically used as capital for a corporate transaction such as a merger, acquisition or leveraged buyout, a recapitalization of the borrower’s balance sheet, as capital for refinancing existing debt, or to fund general corporate purposes or significant corporate projects.
Terms of a Leveraged Loan
The terms of Leveraged Loan’s typically include floating interest rates, meaning that the interest from the loan is some specified percentage, or spread, added to a market index rate. Spreads are typically expressed in basis points and are defined at origination and may be adjusted over the life of a loan to account for changes in a borrower’s credit profile according to predefined credit covenants. Market spreads vary according to market dynamics. Interest rates are periodically reset to reflect changes in market index rates. The specified percentage depends on the perceived creditworthiness of the borrower, the loan terms, the security underlying the loan, the existing debt of the borrower, and other factors. The market index rate most typically used is LIBOR, usually the three-month LIBOR rate. Leveraged Loans also have comparatively short maturities relative to traditional corporate debt instruments such as high-yield bonds. Leveraged Loans are generally secured by some or even all of the assets of a borrower. This broad security interest generally means a higher recovery rate than for unsecured bonds or debt instruments subordinate in priority to the Leveraged Loans. Interest on Leveraged Loans varies in terms of the frequency of the payments.

The Leveraged Loan Market
There is no uniform definition of the criteria of the Leveraged Loan market. Some industry practitioners define a Leveraged Loan market participant based on the applicable spread over the market index rate. Others define a Leveraged Loan market participant based on the issuer’s credit rating. Leveraged Loans are generally rated "Ba1" or lower by Moody’s, "BB+" or lower by Standard & Poors, or "BB+" or lower by Fitch Ratings, Inc., or Fitch (collectively, "below investment grade"). Others define a Leverage Loan market participant based on the size of the issuer. Standard & Poors, for example, defines large-market loans as loans from issuers with EBITDA of greater than $50 million ("Large Market Loans") and middle-market loans as loans from issuers with EBITDA of less than $50 million. We expect that most of our Leveraged Loan Investments will be Large Market Loans.
Collateral of a Leveraged Loan
Leveraged Loans may be structured with various lien priorities on underlying collateral, with the market primarily split between first lien loans and second lien loans. Principal payments of second lien loans are generally paid after payments to first lien loans or other loans with seniority in priority of payments. As a result, second lien loans generally have a higher spread compared to first lien loans. The market for second lien loans is significantly smaller and less liquid than the market for first lien loans.
INVESTMENTS
We anticipate that during our offering period we will invest in a portfolio composed predominately of Leveraged Loans. We also will invest in equity tranches of CLOs collateralized primarily by Leveraged Loans and may invest in debt tranches of CLOs collateralized primarily by Leveraged Loans. To a lesser extent we may invest in directly originated loans, mezzanine and unitranche loans and high yield bonds. Our Adviser will periodically evaluate all investments, both individually and as component of our portfolio, to determine whether we should acquire or dispose of any assets on an opportunistic basis. We expect that each investment will vary proportionately with the size of our capital base.
MARKET OPPORTUNITY
We believe that the banking and financial services crisis, which began in December of 2007 and which continues to constrain capital formation activities, created an opportunity for specialty financial services companies with experience negotiating, structuring and managing Leveraged Loan investments to capitalize on compelling opportunities to generate attractive yields for investors seeking current income. We believe the following factors create favorable investment opportunities to generate attractive risk-adjusted returns for our stockholders.

•
The Leveraged Loan market provides investors seeking current income with an attractive risk-adjusted return profile. The interest on a Leveraged Loan is determined based on a spread over a market index rate that resets periodically. Further, the terms of the Leveraged Loans provide for a "floor," or minimum market index rate, thus providing protection during a period of dramatically decreasing interest rates. We believe these characteristics offer investors in Leveraged Loans a form of interest rate protection in periods of rising and falling interest rates.

•
Leveraged Loans are typically collateralized by a company’s assets and structured with first lien or second lien priority on collateral. The structure of these loans provides for greater security and potential recovery in the event of default compared to other subordinated fixed-income products which have a lesser claim on the collateral or may be unsecured. These structural characteristics, combined with reduced volatility, attractive credit fundamentals and favorable liquidity, provide investors with an opportunity to generate attractive returns on an absolute and risk-adjusted basis.

•
CLO investments provide additional exposure to Leveraged Loans. Because an investment in the equity tranche of a CLO exposes us to the cash flows of a variety of Leveraged Loans based on numerous different borrower profiles, investing in equity tranches of CLOs effectively allows us to invest in a leveraged portfolio of Leveraged Loans. We believe that investing in equity tranches of CLOs will provide us with opportunities to generate attractive risk-adjusted returns by exposing us to the cash flows of a diversified pool of borrowers.

•
Regulatory reform is making Leveraged Loans less attractive to banks.   Due to the financial services crisis that began in the summer of 2007, banks have been exposed to increased regulatory restrictions which have subjected the industry to more stringent requirements concerning loan underwriting standards, documentation, and risk retention in order to comply with new guidelines. As a result, we believe the cost to comply with these guidelines is increasing expenses in connection with holding these loans, which decreases the attractiveness of the terms of these loans of traditional providers of capital such as banks. These additional costs have led to a decreased ability and interest among traditional lenders in holding Leveraged Loans on their balance sheets. Alternative providers of capital to the Leveraged Loan market, such as us, stand to benefit from this increased desire to syndicate loans to outside investors.

•
The market for CLOs has recovered since the financial downturn with $81.3 billion of issuance in 2013 and $123.6 billion of issuance in 2014, which compared favorably to issuance of below $10 billion for 2009 and 2010 combined, according to Thompson Reuters LPC.  As of December 31, 2014, Thompson Reuters counted 868 active CLOs with a principal balance of $371 billion. The size of the CLO market should provide ample opportunities for us to find investments in this asset class.

•
Strong demand for debt capital.   We believe borrowers will continue to require capital to refinance existing debt, support growth and finance acquisitions. The financial difficulties and widespread consolidation in the U.S. financial services industry has reduced the capacity of lenders able to meet this demand. One primary use of Leveraged Loans is to finance acquisitions by private equity firms. We believe the large amount of uninvested capital held by funds of private equity firms, estimated by Preqin Ltd., an alternative assets industry data and research company, at $1.1 trillion as of December 2014, will continue to drive demand for Leveraged Loans. We believe that private equity firms will be active participants in acquisitions as a result of this uninvested capital, as these firms seek to generate yield for their investors. As private equity firms consider various acquisitions, they will seek to augment the use of their capital in such transactions with capital provided from other sources.

•
Conservative lending environment.  Following the credit crisis, which the U.S. Bureau of Labor Statistics defines as having occurred between December 2007 and June 2009, lenders have become more conservative.  As a result of growing borrower free cash flow and historically low interest rates, fixed charge coverage ratios, which measure a borrower’s financial flexibility, are higher than before the credit crisis.  At the same time, the most highly leveraged new issue primary loans have more conservative capital structures than prior to the financial crisis.  A more conservative lending environment has increased the attractiveness of Leveraged Loans, as well as all debt instruments, to the providers of capital such as us.

BUSINESS STRATEGY
Our long-term investment objective is to generate both current income and, to a lesser extent, capital appreciation through our investments. We intend to achieve this objective by investing in a leveraged portfolio composed primarily of Leveraged Loans. We have adopted the following business strategy to achieve our investment objectives:

•
Utilize the experience and expertise of the principals of our Adviser.   Our Adviser’s senior management team, through affiliates of the Sponsor, sponsors one other public, non-listed BDCs and several public, non-listed real estate investment trusts ("REITs"). The principals of our Adviser have extensive relationships with loan syndication and trading desks, lending groups, management teams, investment bankers, and other industry sources that we believe will provide us with attractive investment opportunities.

•
Focus on Leveraged Loans.   We will invest at least the majority of our assets in Leveraged Loans, either by holding them directly or indirectly through an investment such as a CLO that is securitized by Leveraged Loans. A CLO is a security secured by pools of assets, in this case Leveraged Loans, and issued in multiple tranches with varying risk-reward attributes. In such instances, our primary investment focus will be on equity tranches of CLOs. We believe that investing in equity tranches effectively allows us to invest in leveraged portfolios of Leveraged Loans because an investment in the equity tranche of a CLO exposes us to the cash flows of a variety of Leveraged Loans based on numerous different borrower profiles. We may also invest portions of our portfolio in debt tranches of CLOs. As a BDC, we are restricted from holding more than 30.0% of our assets in nonqualified investments, as defined by Section 55(a) of the 1940 Act. Investments in debt and equity tranches of CLOs are deemed nonqualified assets for BDC compliance purposes; therefore, under normal market conditions, we intend to limit our investments in CLOs to no more than 25.0% of our portfolio. However, under certain market conditions and subject to our principal investment strategy and the perceived relative risk-adjusted returns of the various asset classes in which we intend to invest, we may operate with an asset composition outside of the criteria described in this paragraph for extended periods of time.

•
Employ disciplined underwriting policies and rigorous portfolio management.   We expect to employ an extensive underwriting process which includes a comprehensive review of the potential portfolio companies, an analysis of their competitive position, financial performance and overall industry dynamics. In addition, we will perform substantial due diligence on potential investments, and seek to invest with management teams and private equity sponsors who have proven capabilities in building value. We will offer managerial assistance to our portfolio companies, giving them access to our investment experience, direct industry expertise and contacts, and allowing us to continually monitor their progress. As part of the monitoring process, our Adviser will analyze monthly and quarterly financial statements versus the previous periods and year, review financial projections, meet with management, attend board meetings and review all compliance certificates and covenants.

•
Limited opportunistic investments.   We may invest opportunistically in mezzanine and unitranche loans, high yield bonds and directly originated loans made to corporate borrowers, which investments may be thinly traded, hold a subordinated position in collateral, or be from smaller issuers. We may also from time to time own other equity investments, and debt or equity securities generally arising from a restructuring of Leveraged Loans previously held by us.

•
Leverage.   We intend to utilize leverage to enhance stockholder returns. The 1940 Act currently permits us, as a BDC, to issue senior securities ("Senior Securities") in amounts such that our asset coverage is at least 200% after each issuance of Senior Securities. "Asset coverage" is defined in the 1940 Act as the ratio which the value of the total assets, less all liabilities and indebtedness not represented by Senior Securities, bears to the aggregate amount of Senior Securities representing indebtedness. We intend to use proceeds from such indebtedness to acquire investments and for general corporate purposes.

•
Focus on long-term credit performance and principal protection.   We will structure our customized loan investments on a conservative basis with prudent capital reserve and liquidity, profitability and financial ratio maintenance requirements, first or second lien security interests where possible and cash origination fees payable to us or our Adviser. We will seek strong deal protections for our customized debt investments, including default penalties, information rights and affirmative, negative and financial covenants, such as lien protection and prohibitions against change of control. We believe these protections will reduce our risk of capital loss.

•
Diversification.   We will seek to diversify our portfolio broadly among companies in a multitude of different industries, thereby reducing the concentration of credit risk in any one company or sector of the economy.

Investment Criteria
We intend to establish investment criteria to be followed by our Adviser in evaluating the appropriateness of an investment opportunity in a Leveraged Loan. Specifically, we intend to invest in Leveraged Loans with the following attributes:
Syndicated.   A syndicated loan is one that is provided by a group of lenders and is structured, arranged, and administered by one or several national or international commercial or investment banks, known as arrangers. The borrower pays the arranger a fee, usually between 1% and 3% of the loan amount, for raising investor capital for the loan. A loan syndication generally functions as a "book building" exercise, in which the arranger will seek commitments from investors based on a range of spreads over an applicable market index rate, usually LIBOR. At the end of the process, the arranger will aggregate the commitments and then determine the applicable spread over LIBOR based on commitment demand. We generally will seek to invest in Leveraged Loans (1) with one or more different investor participants who participate either before or after the closing of the loan and (2) are arranged by large national or international commercial or investment banks acting as the arranger.
Secondary Trading Market.   Leveraged Loans are sold in two markets, the primary market and the secondary market. The primary market investors are banks, finance companies, and institutional investors, which make commitments to the arranger for some portion of the loan amount. After being placed in the primary market, these primary market investors are free to trade their portion of the Leveraged Loan on the secondary market. These trades are structured as either assignments or participations, and secondary market participants usually trade through the dealer desks at larger commercial or investment banks. We will generally aim to invest in Leveraged Loans that have a secondary trading market, to ensure that our investment in the Leveraged Loan will have sufficient liquidity should we wish to trade.
Loan Types.   Leveraged Loans are usually divided into two tranches: a bank (or "pro rata") tranche and an institutional tranche. While both of these tranches share covenant and collateral protection, as the names indicate they are marketed to different investors in the primary market. The pro rata tranche typically has a lower spread over LIBOR, a shorter term, and an amortization schedule that shortens the loan's weighted average life. The institutional tranche typically has a higher spread over LIBOR, a longer term, and a back-end loaded amortization schedule. We will invest predominantly in the institutional tranche Leveraged Loans and expect the typical size of these institutional tranches to exceed $150 million.
Below- or Non-Investment Grade.   Leveraged Loans are traditionally rated below investment grade. Whether a Leveraged Loan is investment grade or not will depend on the perceived credit risk of the borrower. Borrowers with high credit risk will have a lower credit rating or may be non-investment grade. Borrowers with a low credit risk will have a correspondingly higher credit rating. Investment grade Leveraged Loans offer dramatically lower yields than non-investment grade Leveraged Loans. We intend to invest in Leveraged Loans that are rated below-investment grade, or would be rated non-investment grade if they were rated.
INVESTMENT SELECTION
Our investment philosophy and portfolio construction will involve:

•	An assessment of the overall macroeconomic environment and financial markets;

•	Intensive research and analysis on specific portfolio company characteristics, opportunities, threats, strengths, and weaknesses; and

•	Prior to investing, a detailed consideration of minimizing potential down-side risk, with an emphasis on capital preservation and low volatility.

The foundation of our investment philosophy is intensive credit investment analysis and strict investment criteria based on fundamental value-oriented research and diversification. We will follow a rigorous selection process based on:

•	A comprehensive analysis of issuer creditworthiness, including a quantitative and qualitative assessment of the issuer’s business and future prospects;

•	An evaluation of the management team, including prior experience, cohesiveness, and years of collaboration together;

•	An analysis of business strategy and long-term industry trends based on a review of relevant trade journals and publications and conversations with knowledgeable industry participants; and

•	An in-depth review and assessment of capital structure, financial results and financial projections.
We will seek to identify those issuers exhibiting superior fundamental risk-return profiles with a particular focus on investments with the following characteristics:

•
Established companies with a history of positive and stable operating cash flows.   We seek to invest in established companies with sound historical financial performance throughout all phases of the market cycle. We typically focus on companies with a history of profitability. We do not intend to invest in start-up companies or companies with speculative business plans or lack of meaningful strategic direction.

•
Experienced management team.   We generally will require that our portfolio companies have an experienced management team. We also seek to invest in companies that have a strong equity incentive program in place that properly aligns the interests of management with a company’s investors.

•
Strong franchises and sustainable competitive advantages.   We seek to invest in companies with proven products or services and strong regional or national operations. We will avoid those companies and industries without competitive advantages or that operate in a commodity-like industry.

•	Industries with positive long-term dynamics. We seek to invest in companies in industries with positive long-term dynamics.
INTENSIVE CREDIT ANALYSIS/DUE DILIGENCE
The process through which we will make an investment decision involves extensive research into the target company, its industry, its growth prospects and its ability to withstand adverse conditions. If the senior investment professional responsible for the transaction determines that an investment opportunity should be pursued, we will engage in an intensive due diligence process. Though each transaction may involve a unique process based on the specific facts and circumstances, after a potential portfolio company is identified, we will conduct the following due diligence steps:

•
Meeting with senior management to understand the industry as a whole and the portfolio company’s business more fully, and to evaluate the ability of the senior management team to execute the portfolio company’s strategic vision;

•	Checking management backgrounds;

•	Performing a detailed review of historical and projected financial performance and earnings;

•	Conducting a competitive analysis, and comparing the issuer to its main competitors;

•	Researching industry and financial publications to understand industry-wide growth trends;

•	Assessing asset value and the ability of physical infrastructure and information systems to handle anticipated growth;

•	Investigating legal and regulatory risks; and

•	The adequacy of financial and accounting (internal and external) systems.
PORTFOLIO MONITORING
Our Adviser will monitor our portfolio companies to determine if each company is meeting its business plan and to assess the appropriate course of action for each company. We will employ several methods of evaluating and monitoring the performance and value of our investments, which may include, but are not limited to, the following:

•	Review of monthly and quarterly financial statements and financial projections for the portfolio company;

•	Assessment of successful execution of the portfolio company’s business plan and compliance with applicable covenants;

•	Regular contact with portfolio company management and, if appropriate, the financial or strategic sponsor, to discuss financial position, requirements and accomplishments;

•	Evaluation of a portfolio company’s success in achieving periodic benchmarks established by our Adviser and portfolio company management; and

•
Offering significant managerial assistance to our portfolio companies from our Adviser’s officers, managers and personnel, including assistance in director and officer recruitment, referral of outside professionals such as management consultants or bankers and providing financial and management expertise through our Adviser’s experience in the business of the portfolio company.

Opportunistic Acquisitions and Dispositions
Our Adviser will periodically evaluate all investments, both individually and as a component of our overall portfolio, to determine whether we should acquire or dispose of any assets in our portfolio on an opportunistic basis. Opportunistic asset acquisitions involve the use of a valuation approach to identify assets whose current market prices are at a discount to their intrinsic value. Conversely, opportunistic dispositions involve the use of the same valuation approach to identify assets whose current market prices are at a premium to their intrinsic value. In both instances, intrinsic value is based on the combination of the valuation assessment of the portfolio company’s operations with the financial condition reflected in the current market price of the asset. The opportunistic value trading strategy attempts to take advantage of valuation inefficiencies and underappreciated fundamental prospects present in the marketplace. To do this, our Adviser may use mid-cycle estimates, growth prospects, the identification of a revaluation catalyst and competitive advantages as some of the factors in its determination of the future economic prospects and underlying financial condition of the portfolio company. Thus, our Adviser uses a portfolio company’s liabilities and assets as set forth in its public filings and as adjusted by factors our Adviser may deem appropriate to include in its intrinsic value calculation for the portfolio company.
DETERMINATION OF NET ASSET VALUE
We, with the assistance of our Adviser, will determine the NAV of our investment portfolio each quarter. Securities that are publicly-traded will be valued at the reported closing price on the valuation date. Securities that are not publicly-traded will be valued at fair value as determined in good faith by our board of directors. In connection with that determination, we anticipate that our Adviser will prepare portfolio company valuations using relevant inputs, including but not limited to indicative dealer quotes, values of like securities, the most recent portfolio company financial statements and forecasts.
The accounting principles generally accepted in the United States ("GAAP") requires companies to expand their disclosure about the use of fair value to measure assets and liabilities in interim and annual periods subsequent to initial recognition. This guidance defines fair value as the price that would be received from the sale of an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date. The guidance also establishes a three-tier fair value hierarchy, which prioritizes the inputs used in measuring fair value. These tiers include: Level 1, defined as observable inputs such as quoted prices in active markets; Level 2, which includes inputs such as quoted prices for similar securities in active markets and quoted prices for identical securities where there is little or no activity in the market; and Level 3, defined as unobservable inputs for which little or no market data exists, therefore requiring an entity to develop its own assumptions.
With respect to investments for which market quotations are not readily available, we expect to undertake a multi-step valuation process each quarter, as described below:

•	Each portfolio company or investment will be valued by the Adviser, potentially with assistance from one or more independent valuation firms engaged by our board of directors;

•	The independent valuation firm(s), if involved, will make an independent assessment of the value of each investment;

•
The valuation committee of our board of directors will review each preliminary valuation and our Adviser and an independent valuation firm (if applicable) will supplement the preliminary valuation to reflect any comments provided by the valuation committee; and

•
Our board of directors will discuss the valuations and determine the fair value of each investment, in good faith, based on the input of our Adviser, an independent valuation firm (to the extent applicable) and the valuation committee of our board of directors.

Determination of fair values involves subjective judgments and estimates. Accordingly, the notes to our financial statements will refer to the uncertainty with respect to the possible effect of such valuations, and any change in such valuations on our financial statements. Below is a list of considerations that our board of directors may consider when valuing our equity and debt investments.
Securities for which market quotations are readily available on an exchange will be valued at the reported closing price on the valuation date. Our board may also obtain quotes with respect to certain of our investments from pricing services or brokers or dealers in order to value assets. When doing so, our board determines whether the quote obtained is readily available according to GAAP to determine the fair value of the security. If determined readily available, our board uses the quote obtained.
Investments without a readily available market value will be valued using a market approach, an income approach, or both approaches, as appropriate. The market approach uses prices and other relevant information generated by market transactions involving identical or comparable assets or liabilities (including a business). The income approach uses valuation techniques to convert future amounts (for example, cash flows or earnings) to a single present amount (discounted). The measurement is based on the value indicated by current market expectations about those future amounts. In following these approaches, the types of factors that our board may take into account in fair value pricing our investments include, as relevant: available current market data, including relevant and applicable market trading and transaction comparables, applicable market yields and multiples, security covenants, call protection provisions, information rights, the nature and realizable value of any collateral, the portfolio company’s ability to make payments, its earnings and discounted cash flows, the markets in which the portfolio company does business, comparisons of financial ratios of peer companies that are public, mergers and acquisitions comparables, and enterprise values, among other factors. When available, broker quotations and quotations provided by pricing services will be considered as an input in the valuation process.
For investments in collateralized securities, we will model both the assets and liabilities of each collateralized securities’ capital structure. The model uses a waterfall engine to store the collateral data, generate collateral cash flows from the assets, and distribute the cash flows to the liability structure based on priority of payments. The waterfall cash flows will be discounted using rates that incorporate risk factors such as default risk, recovery risk, prepayment risk, interest rate risk and reinvestment risk, among others. In addition, we consider broker quotations and quotations provided by pricing services as an input to determining fair value when available.
DETERMINATIONS IN CONNECTION WITH OFFERINGS
We are offering shares on a continuous basis at an initial offering price of $10.00 per share; however, to the extent that our NAV increases, we will sell at a price necessary to ensure that shares are not sold at a price per share, after deduction of selling commissions and dealer manager fees, that is below NAV. After meeting the minimum offering requirements, we will then sell our shares at a public offering price established by our board of directors or a committee thereof. We are prohibited under the 1940 Act from selling our shares of common stock at a public offering price, after deducting selling commissions and dealer manager fees, that is below our NAV per share. As a result of regulatory requirements, we will adjust our public offering as necessary to ensure that our NAV does not exceed 90.0% of the public offering price. Additionally, in connection with each weekly closing, we intend to ensure that our NAV will not fall below 87.0% or exceed 88.5% of our public offering price. Should the NAV fall outside of this range, we will adjust the public offering price accordingly.
In reviewing our public offering price in connection with each closing date, our board of directors or a committee thereof will be required to make the determination that we are not selling shares of our common stock at a price below the then-current NAV of our common stock at the time at which the sale is made. Our board of directors or a committee thereof considers the following factors, among others, in making such determination:

•	the NAV of our common stock disclosed in the most recent periodic report we filed with the SEC;

•
our management’s assessment of whether any material change in the NAV has occurred (including through the realization of net gains on the sale of our portfolio investments) from the period beginning on the date of the most recently disclosed NAV to the period ending two days prior to the date of the closing on and sale of our common stock; and

•
the magnitude of the difference between (i) a value that our board of directors or a committee thereof has determined reflects the current NAV of our common stock, which is based upon the NAV of our common stock disclosed in the most recent periodic report that we filed with the SEC, as adjusted to reflect our management’s assessment of any material change in the NAV of our common stock since the date of the most recently disclosed NAV of our common stock, and (ii) the current offering price of our common stock.

We intend to provide our board of directors, or a committee thereof, with all of the information required by it to make a determination that we are not selling shares at a price which, after deducting selling commissions and dealer manager fees, is below the then-current NAV at the time at which the sale of shares is made. To the extent that there is even a remote possibility that we may issue shares of our common stock at a price which, after deducting selling commissions and dealer manager fees, is below the then-current NAV per share, our board of directors or a committee thereof will elect either to postpone the closing until such time that there is no longer the possibility of the occurrence of such event or to undertake to calculate our NAV within 48 hours of the issuance of shares of our common stock in order to ensure that it will not be at a price which, after deducting selling commissions and dealer manager fees, is below our NAV per share.
Promptly following any adjustment to the public offering price per share of our common stock, we will update our prospectus by filing a prospectus supplement with the SEC disclosing the public offering price per share.
ELECTION TO BE TAXED AS A RIC
We intend to elect to be treated as a RIC under Subchapter M of the Code as soon as practicable. As a RIC, we generally will not have to pay corporate-level U.S. federal income taxes on any income that we distribute to our stockholders. To qualify as a RIC, we must, among other things, meet certain source-of-income, asset diversification and distribution requirements (as described below).
Qualification and Taxation as a RIC
Provided that we qualify as a RIC, we will not be subject to U.S. federal income tax on the portion of our investment company taxable income and net capital gain (which we define as net long-term capital gain in excess of net short-term capital loss) that we timely distribute to our stockholders. We will be subject to U.S. federal income tax at the regular corporate rates on any income or capital gain not distributed (or deemed distributed) to our stockholders. In addition, we will be subject to a 4.0% nondeductible U.S. federal excise tax unless we distribute in a timely manner an amount at least equal to the sum of (1) 98.0% of our ordinary income for each calendar year, (2) 98.2% of our capital gain net income for the one-year period ending October 31 of such calendar year and (3) any income recognized, but not distributed, in preceding years and on which we paid no U.S. federal income tax. We will generally review the benefits of avoiding excise tax against the costs of paying such tax.
In order to qualify as a RIC for U.S. federal income tax purposes, we must, among other things:

•	elect to be treated as a RIC;

•
distribute to our stockholders, for each taxable year, at least 90.0% of our "investment company taxable income," which is generally our net ordinary income plus the excess, if any, of realized net short-term capital gain over realized net long-term capital loss, or the annual distribution requirement;

•	qualify to be treated as a BDC or be registered as a management investment company under the 1940 Act at all times during each taxable year;

•
derive in each taxable year at least 90.0% of our gross income from dividends, interest, payments with respect to certain securities or loans, gains from the sale or other disposition of stock or other securities or currencies or other income derived with respect to our business of investing in such stock, securities or currencies and net income derived from an interest in a "qualified publicly traded partnership" (as defined in the Code), or the 90.0% Income Test; and

•	diversify our holdings so that at the end of each quarter of the taxable year we satisfy the following two tests, or the Diversification Tests:

◦
no more than 25.0% of the value of our assets is invested in the securities, other than U.S. government securities or securities of other RICs, (i) of one issuer (ii) of two or more issuers that are controlled, as determined under applicable tax rules, by us and that are engaged in the same or similar or related trades or businesses or (iii) of one or more "qualified publicly traded partnerships;" and

◦
at least 50.0% of the value of our assets consists of cash, cash items (including receivables), U.S. government securities, securities of other RICs, and other securities if such other securities of any one issuer do not represent more than 5.0% of the value of our assets or more than 10.0% of the outstanding voting securities of the issuer.

Failure To Obtain RIC Tax Treatment
If we were unable to obtain tax treatment as a RIC, we would be subject to tax on all of our taxable income at regular corporate rates. We would not be able to deduct dividends distributed to stockholders, nor would they be required to be made. Distributions would generally be taxable to our stockholders as dividend income to the extent of our current and accumulated earnings and profits (in the case of noncorporate U.S. stockholders, at a maximum rate applicable to qualified dividend income of 20.0%) . Subject to certain limitations under the Code, corporate distributees would be eligible for the dividends-received deduction. Distributions in excess of our current and accumulated earnings and profits would be treated first as a return of capital to the extent of the stockholder’s tax basis, and any remaining distributions would be treated as a capital gain.
If we fail to meet the RIC requirements for more than two consecutive years and then seek to re-qualify as a RIC, we would be required to recognize gain to the extent of any unrealized appreciation in our assets unless we made a special election to pay corporate-level tax on any such unrealized appreciation during the succeeding 10-year period.
Possible Legislative or Other Actions Affecting Tax Considerations
Prospective investors should recognize that the present U.S. federal income tax treatment of an investment in our stock may be modified by legislative, judicial or administrative action at any time, and that any such action may affect investments and commitments previously made. The rules dealing with U.S. federal income taxation are constantly under review by persons involved in the legislative process any by the IRS and the U.S. Treasury Department, resulting in revisions of regulations and revised interpretations of established concepts as well as statutory changes. Revisions in U.S. federal tax laws and interpretations thereof could adversely affect the tax consequences of an investment in our stock.

The discussion set forth herein does not constitute tax advice, and potential investors should consult their own tax advisers concerning the tax considerations relevant to their particular situation.
ABOUT BDCA ADVISER II, LLC
Under the terms of our Investment Advisory Agreement, our Adviser oversees the management of our activities and is responsible for making investment decisions with respect to our portfolio. Our Adviser is a Delaware limited liability company that has registered as an investment adviser under the Advisers Act of 1940, as amended (the "Advisers Act"). Our Adviser is indirectly, wholly-owned by the Sponsor which is controlled by Nicholas S. Schorsch and William M. Kahane, who is a member of our board of directors.
INVESTMENT ADVISORY AND MANAGEMENT SERVICES AGREEMENT
Investment Adviser Services
Our Adviser is a Delaware limited liability company that has registered as an investment adviser under the Advisers Act. Subject to the overall supervision of our board of directors, our Adviser will manage the day-to-day operations of, and provide investment advisory and management services to us. Under the terms of our Investment Advisory Agreement, our Adviser, among other things:

•	determines the composition and allocation of our portfolio, the nature and timing of the changes therein and the manner of implementing such changes;

•	identifies, evaluates and negotiates the structure of the investments we make;

•	executes, monitors and services our investments;

•	determines the securities and other assets that we will purchase, retain, or sell;

•	performs due diligence on prospective portfolio companies; and

•	provides us with such other investment advisory, research and related services as we may, from time to time, reasonably require for the investment of our funds.
Our Adviser’s services under the Investment Advisory Agreement are not exclusive, and it is free to furnish similar services to other entities so long as its services to us are not impaired.
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
Pursuant to the terms of the Expense Support Agreement, we have agreed to reimburse the Adviser for each Expense Support Payment no sooner than three years after such Expense Support Payment is made by the Adviser. Reimbursement shall be made as promptly as possible on a date mutually agreed to by us and the Adviser (the "Reimbursement Date") provided that (i) the operating expense ratio, defined as operating expenses excluding organization and offering expenses, base management fees, incentive fees and any interest expense attributable to our indebtedness ("Net Operating Expenses") expressed as a percentage of our net assets on the relevant measurement date, as of such Reimbursement Date is equal to or less than the operating expense ratio as of the Expense Support Payment date attributable to such specified Expense Support Payment, (ii) the annualized distribution rate as of such Reimbursement Date is equal to or greater than the annualized distribution rate as of the Expense Support Payment date attributable to such specified Expense Support Payment; (iii) such specified Expense Support Payment date is not earlier than three years prior to the Reimbursement Date; and (iv) the Expense Support Payment does not cause our Net Operating Expenses to exceed 1.5% of our net assets attributable to common shares, after taking such reimbursement into account.
Investment Advisory Agreement
Pursuant to the Investment Advisory Agreement we have with our Adviser, we pay our Adviser a fee for its services consisting of two components - a management fee and an incentive fee. The management fee is calculated at an annual rate of 1.0% of our average gross assets at the end of the two most recent completed calendar quarters, and is payable quarterly in arrears.
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

•
100% of our pre-incentive fee net investment income, if any, that exceeds the preferred return rate of 1.6875% in any given calendar quarter (6.75% annualized) but is less than or equal to 1.9853% in any calendar quarter (7.94% annualized) is payable to the Adviser. This portion of the of the subordinated incentive fee on income is referred to as the "catch up" and is intended to provide the Adviser with an incentive fee of 15.0% on all of our pre-incentive fee net investment income when our pre-incentive fee investment income reaches 1.9853% (7.94% annualized) in any calendar quarter; and

•
For any calendar quarter in which our pre-incentive fee net investment income exceeds 1.9853% (7.94% annualized), the subordinated incentive fee on income equals 15.0% of the amount of our pre-incentive fee net investment income, as the preferred return and catch-up will have been achieved.

Pre-incentive fee net investment income is defined as interest income, dividend income and any other income (including any other fees, besides fees for providing managerial assistance, such as commitment, organization, structuring, diligence and consulting fees or other fees we receive from portfolio companies) accrued during the calendar quarter, minus our operating expenses for the quarter (excluding the incentive fee and including but not limited to the base management fee, expenses payable under an administration agreement and any interest expense and dividends paid on any issued and outstanding preferred stock). Pre-incentive fee net investment income includes, in the case of investments with a deferred interest feature (such as original issue discount, debt instruments with payment-in-kind interest and zero coupon securities), accrued income that we have not yet received in cash. Pre-incentive fee net investment income does not include any realized capital gains, realized capital losses or unrealized capital appreciation or depreciation.
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
COMPLIANCE
We, along with our Adviser, have adopted and implemented written policies and procedures reasonably designed to prevent violations of the federal securities laws, and our board of directors is required to review these compliance policies and procedures annually to assess their adequacy and the effectiveness of their implementation. We have designated Walter D. Karle as our chief compliance officer. Currently, Mr. Karle also serves as chief compliance officer for our Adviser.
STAFFING
We do not currently have any employees and do not expect to have any employees in the foreseeable future. The services necessary for the operation of our business are provided to us by our officers and the employees of our Adviser pursuant to the terms of the Investment Advisory Agreement.
COMPETITION
Our primary competition in providing financing for acquisitions, buyouts and recapitalizations of Leveraged Loan borrowers will include public and private buyout and other private equity funds, commercial and investment banks, commercial financing companies, other BDCs and, to the extent they provide an alternative form of financing, hedge funds. Many of our competitors are substantially larger and have considerably greater financial, technical, and marketing resources than we do. For example, some competitors may have a lower cost of funds as well as access to funding sources that are not available to us. In addition, some of our competitors may have higher risk tolerances or different risk assessments, which could allow them to consider a wider variety of investments and establish more relationships than us. Furthermore, many of our competitors are not subject to the regulatory restrictions that the 1940 Act will impose on us as a BDC. We expect to use the industry information of our investment professionals, to which we will have access, to assess investment risks and determine appropriate pricing for our investments in portfolio companies.
REGULATION
We have elected to be regulated as a BDC under the 1940 Act. The 1940 Act contains prohibitions and restrictions relating to transactions between business development companies and their affiliates, principal underwriters and affiliates of those affiliates or underwriters. The 1940 Act requires that a majority of the directors be persons other than "interested persons," as that term is defined in the 1940 Act. In addition, the 1940 Act provides that we may not change the nature of our business so as to cease to be, or to withdraw our election as, a business development company unless approved by a majority of our outstanding voting securities.
The 1940 Act defines "a majority of the outstanding voting securities" as the lesser of (i) 67.0% or more of the voting securities present at a meeting if the holders of more than 50.0% of our outstanding voting securities are present or represented by proxy or (ii) 50.0% of our voting securities.
We will generally not be able to issue and sell our common stock at a price below NAV per share. See "Risk Factors — Risks Related to Business Development Companies —  Regulations governing our operation as a BDC and RIC will affect our ability to raise, and the way in which we raise, additional capital or borrow for investment purposes, which may have a negative effect on our growth. " We may, however, sell our common stock, or warrants, options or rights to acquire our common stock, at a price below the then-current NAV of our common stock if our board of directors determines that such sale is in our best interests and the best interests of our stockholders, and our stockholders approve such sale. In addition, we may generally issue new shares of our common stock at a price below NAV in rights offerings to existing stockholders, in payment of dividends and in certain other limited circumstances.
As a BDC, except under limited circumstances, we will not be permitted to invest in any portfolio company in which our Adviser or any of its affiliates currently have an investment or to make any co-investments with our Adviser or any of its affiliates without an exemptive order from the SEC.
Qualifying Assets
Under the 1940 Act, a BDC may not acquire any asset other than assets of the type listed in Section 55(a) of the 1940 Act, which are referred to as qualifying assets, unless, at the time the acquisition is made, qualifying assets represent at least 70.0% of the company’s total assets. The principal categories of qualifying assets relevant to our business are any of the following:

1.
Securities purchased in transactions not involving any public offering from the issuer of such securities, which issuer (subject to certain limited exceptions) is an eligible portfolio company, or from any person who is, or has been during the preceding 13 months, an affiliated person of an eligible portfolio company, or from any other person, subject to such rules as may be prescribed by the SEC. An eligible portfolio company is defined in the 1940 Act as any issuer which:

a.	is organized under the laws of, and has its principal place of business in, the United States;

b.
is not an investment company (other than a small business investment company wholly owned by the BDC) or a company that would be an investment company but for certain exclusions under the 1940 Act; and

c.	satisfies any of the following:

i.	does not have any class of securities that is traded on a national securities exchange;

ii.	has a class of securities listed on a national securities exchange, but has an aggregate market value of outstanding voting and non-voting common equity of less than $250 million;

iii.
is controlled by a BDC or a group of companies including a BDC and the BDC exercised a controlling interest over the management of such eligible portfolio company and as a result has an affiliated person who is a director of the eligible portfolio company; or

iv.	has total assets of not more than $4.0 million and capital and surplus of not less than $2.0 million.

2.	Securities of any eligible portfolio company that we control or in a group in which we participate.

3.
Securities purchased in a private transaction from a U.S. issuer that is not an investment company or from a present or recent affiliated person of the issuer, or in transactions incident thereto, if the issuer is in bankruptcy and subject to reorganization or if the issuer, immediately prior to the purchase of its securities was unable to meet its obligations as they came due without material assistance other than conventional lending or financing arrangements.

4.
Securities of an eligible portfolio company purchased directly from an eligible portfolio company in a private transaction if there is no ready market for such securities and we already own 60.0% of the outstanding equity of the eligible portfolio company.

5.	Securities received in exchange for or distributed on or with respect to securities described in (1) through (4) above, or pursuant to the exercise of warrants or rights relating to such securities.

6.	Cash, cash equivalents, U.S. government securities or high-quality debt securities maturing in one year or less from the time of investment.

In addition, a BDC must have been organized and have its principal place of business in the United States and must be operated for the purpose of making investments in the types of securities described in (1), (2) or (3) above.
Temporary Investments
Pending investment in other types of "qualifying assets," as described above, our investments may consist of cash, cash equivalents, U.S. government securities or high-quality debt securities maturing in one year or less from the time of investment, which we refer to, collectively, as temporary investments, so that 70.0% of our assets are qualifying assets. We may invest in U.S. Treasury bills or in repurchase agreements, provided that such agreements are fully collateralized by cash or securities issued by the U.S. government or its agencies. A repurchase agreement involves the purchase by an investor, such as us, of a specified security and the simultaneous agreement by the seller to repurchase it at an agreed-upon future date and at a price that is greater than the purchase price by an amount that reflects an agreed-upon interest rate.
Managerial Assistance to Portfolio Companies
In order to count portfolio securities as qualifying assets for the purpose of the 70.0% test, we must either control the issuer of the securities or must offer to make available to the issuer of the securities (other than small and solvent companies described above) significant managerial assistance; except that, where we purchase such securities in conjunction with one or more other persons acting together, one of the other persons in the group may make available such managerial assistance. Making available managerial assistance means, among other things, any arrangement whereby the business development company, through its directors, officers or employees, offers to provide, and, if accepted, does so provide, significant guidance and counsel concerning the management, operations or business objectives and policies of a portfolio company.
Indebtedness and Senior Securities
We are permitted, under specified conditions, to issue multiple classes of debt and one class of stock senior to our common stock if our asset coverage, as defined in the 1940 Act, is at least equal to 200% immediately after each such issuance. In addition, while any Senior Securities remain outstanding, we must make provisions to prohibit any distribution to our stockholders or the repurchase of such securities or shares unless we meet the applicable asset coverage ratios at the time of the distribution or repurchase. We may also borrow amounts up to 5.0% of the value of our total assets for temporary or emergency purposes without regard to asset coverage. For a discussion of the risks associated with leverage, See "Risk Factors - Risks Related to Business Development Companies -  Regulations governing our operation as a BDC and RIC will affect our ability to raise, and the way in which we raise additional capital or borrow for investment purposes, which may have a negative effect on our growth."
Code of Ethics
We have adopted a code of ethics pursuant to Rule 17j-1 under the 1940 Act that establishes procedures for personal investments and restricts certain personal securities transactions. Personnel subject to the code may invest in securities for their personal investment accounts, including securities that may be purchased or held by us, so long as such investments are made in accordance with the code’s requirements. We have attached our code of ethics as an exhibit to the registration statement of which this prospectus is a part. You may also read and copy the code of ethics at the SEC’s Public Reference Room located at 100 F Street, N.E., Washington, D.C. 20549. You may obtain information on the operation of the Public Reference Room by calling the SEC at 1-800-SEC-0330. In addition, the code of ethics is available on the EDGAR Database on the SEC’s Internet site at http://www.sec.gov.
Proxy Voting Policies and Procedures
We anticipate delegating our proxy voting responsibility to our Adviser. The proxy voting policies and procedures that we anticipate that our Adviser will follow are set forth below. The guidelines will be reviewed periodically by our Adviser and our non-interested directors, and, accordingly, are subject to change.
Introduction
As an investment adviser registered under the Advisers Act, our Adviser has a fiduciary duty to act solely in the best interests of its clients. As part of this duty, it recognizes that it must vote client securities in a timely manner free of conflicts of interest and in the best interests of its clients.
These policies and procedures for voting proxies for the investment advisory clients of our Adviser are intended to comply with Section 206 of, and Rule 206(4)-6 under, the Advisers Act.
Proxy Policies
Our Adviser will vote proxies relating to our securities in the best interest of its clients’ stockholders. It will review on a case-by-case basis each proposal submitted for a stockholder vote to determine its impact on the portfolio securities held by its clients. Although our Adviser will generally vote against proposals that may have a negative impact on its clients’ portfolio securities, it may vote for such a proposal if there exists compelling long-term reasons to do so.

The proxy voting decisions of our Adviser are made by the senior officers who are responsible for monitoring each of its clients’ investments. To ensure that its vote is not the product of a conflict of interest, it will require that: (a) anyone involved in the decision-making process disclose to its chief compliance officer any potential conflict that he or she is aware of and any contact that he or she has had with any interested party regarding a proxy vote; and (b) employees involved in the decision making process or vote administration are prohibited from revealing how our Adviser intends to vote on a proposal in order to reduce any attempted influence from interested parties.
Proxy Voting Records
You may obtain information, without charge, regarding how we voted proxies with respect to our portfolio securities by making a written request for proxy voting information to: Business Development Corporation of America II, Attn: Chief Financial Officer, 405 Park Avenue, 14th Floor, New York, New York 10022.
Other
We are subject to periodic examination by the SEC for compliance with the 1940 Act.
We are required to provide and maintain a bond issued by a reputable fidelity insurance company to protect us against larceny and embezzlement. Furthermore, as a BDC, we are prohibited from protecting any director or officer against any liability to us or our stockholders arising from willful misconduct, bad faith, gross negligence or reckless disregard of the duties involved in the conduct of such person’s office.
Exchange Act and Sarbanes-Oxley Act Compliance
We will be subject to the reporting and disclosure requirements of the Securities Exchange Act of 1934, as amended (the "Exchange Act"), including the filing of quarterly, annual and current reports, proxy statements and other required items. In addition, we will be subject to the Sarbanes-Oxley Act, which imposes a wide variety of regulatory requirements on publicly-held companies and their insiders. Many of these requirements will affect us. For example:

•
pursuant to Rule 13a-14 of the Exchange Act, our chief executive officer and chief financial officer will be required to certify the accuracy of the financial statements contained in our periodic reports;

•	pursuant to Item 307 of Regulation S-K, our periodic reports will be required to disclose our conclusions about the effectiveness of our disclosure controls and procedures; and

•	pursuant to Rule 13a-15 of the Exchange Act, our management will be required to prepare a report regarding its assessment of our internal control over financial reporting.
The Sarbanes-Oxley Act requires us to review our current policies and procedures to determine whether we comply with the Sarbanes-Oxley Act and the regulations promulgated thereunder. We intend to monitor our compliance with all regulations that are adopted under the Sarbanes-Oxley Act and will take actions necessary to ensure that we are in compliance therewith.
CONFLICTS OF INTEREST
Our Adviser and certain of its affiliates have certain conflicts of interest in connection with the management of our business affairs, including, but not limited to, the following:

•
Our Adviser and its affiliates must allocate their time between advising us and managing other investment activities and business activities in which they may be involved, including the other programs sponsored by affiliates of the Sponsor, as well as sharing senior management and investment personnel with BDCA Adviser, LLC (“BDCA Adviser”), the investment adviser to Business Development Corporation of America (“BDCA”), another public, non-listed BDC, and any BDCs or other investment programs that may be sponsored by the Sponsor and its affiliates in the future.

•
The compensation payable by us to our Adviser and other affiliates will be approved by our board of directors consistent with the exercise of the requisite standard of conduct applicable to directors under Maryland law. Such compensation is payable, in most cases, regardless of the quality of the assets acquired, the services provided to us or whether or not our stockholders receive distributions, and may be based in part on the value of assets acquired with leverage.

•
Our Adviser and its affiliates are not restricted from forming additional BDCs or other investment programs, from entering into other investment advisory relationships or from engaging in other business activities, even though such activities may be in competition with us or may involve substantial time and resources of our Adviser and its affiliates.

•
To the extent permitted by the 1940 Act and interpretations of the SEC staff, our Adviser may determine it is appropriate for us and one or more other investment accounts managed by our Adviser or any of its affiliates to participate in an investment opportunity. To the extent required, we will seek exemptive relief from the SEC to engage in co-investment opportunities with our Adviser and its affiliates. There can be no assurance that we will obtain such exemptive relief and if we are unable to obtain such relief, we may be excluded from such investment opportunities. These co-investment opportunities may give rise to conflicts of interest or perceived conflicts of interest among us and the other participating accounts. To mitigate these conflicts, our Adviser will seek to execute such transactions for all of the participating investment accounts, including us, on a fair and equitable basis, taking into account such factors as the relative amounts of capital available for new investments and the investment programs and portfolio positions of us, the clients for which participation is appropriate and any other factors deemed appropriate.

•
Since our dealer manager, Realty Capital Securities, LLC (our “Dealer Manager”), is an entity under common ownership with our Adviser, you will not have the benefit of an independent due diligence review and investigation of the type normally performed by an independent underwriter in connection with the offering of securities.

AVAILABLE INFORMATION
We file with or submit to the SEC annual, quarterly and current periodic reports, proxy statements and other information meeting the informational requirements of the Exchange Act. You may inspect and copy these reports, proxy statements and other information at the Public Reference Room of the SEC at 100 F Street, N.E., Washington, D.C. 20549. You may obtain information on the operation of the Public Reference Room by calling the SEC at 1-800-SEC-0330. Copies of these reports, proxy and information statements and other information may be obtained, after paying a duplicating fee, by electronic request at the following e-mail address: publicinfo@sec.gov, or by writing the SEC’s Public Reference Section, Washington, D.C. 20549-0102. In addition, the SEC maintains an Internet website that contains reports, proxy and information statements and other information filed electronically by us with the SEC at http://www.sec.gov.
Our internet address is www.bdca2.com. The information on our website is not incorporated by reference in this Annual Report on Form 10-K. We make available, free of charge through a link on our website, our Annual Reports on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K and amendments to such reports, if any, as filed or furnished with the SEC, as soon as reasonably practicable after such filing or furnishing. Our site also contains our code of ethics. Within the time period required by the rules of the SEC, we will post on our website any amendment to our code of ethics as defined in the code.
ITEM 1A. RISK FACTORS
Investing in our common stock involves a number of significant risks. In addition to the other information contained in this prospectus, you should consider carefully the following information before making an investment in our common stock. If any of the following events occur, our business, financial condition and results of operations could be materially and adversely affected. In such case, the NAV of our common stock could decline, and you may lose all or part of your investment.
Risks Relating to Our Business and Structure
Disclosures made by American Realty Capital Properties, Inc. an entity previously sponsored by our Sponsor may adversely affect our ability to raise substantial funds.
On October 29, 2014, American Realty Capital Properties, Inc. ("ARCP") announced that its audit committee had concluded that the previously issued financial statements and other financial information contained in certain public filings should no longer be relied upon. This conclusion was based on the preliminary findings of an investigation conducted by ARCP’s audit committee which concluded that certain accounting errors were made by ARCP personnel that were not corrected after being discovered, resulting in an overstatement of adjusted funds from operations ("AFFO") and an understatement of ARCP’s net loss for the three and six months ended June 30, 2014. ARCP also announced the resignation of its chief accounting officer and its chief financial officer. ARCP’s former chief financial officer is one of the non-controlling owners of our Sponsor, but does not have a role in managing our business or our Sponsor’s business. In December 2014, ARCP announced the resignation of its executive chairman, who was also the chairman of our board of directors until his resignation on December 29, 2014. This individual also is currently one of the controlling members of our Sponsor.
On March 2, 2015, ARCP announced the completion of its audit committee’s investigation and filed amendments to its Form 10-K for the year ended December 31, 2013 and its Form 10-Q for the quarters ended March 31, 2014 and June 30, 2014. According to these filings, these amendments corrected errors in ARCP’s financial statements and in its calculation of AFFO that resulted in overstatements of AFFO for the years ended December 31, 2011, 2012 and 2013 and the quarters ended March 31, 2013 and 2014 and June 30, 2014 and described certain results of its investigations, including matters relating to payments to, and transactions with, affiliates of our Sponsor and certain equity awards to certain officers and directors. In addition, ARCP disclosed that the audit committee investigation had found material weaknesses in ARCP’s internal control over financial reporting and its disclosure controls and procedures. ARCP also disclosed that the SEC has commenced a formal investigation, that the United States Attorney’s Office for the Southern District of New York contacted counsel for both ARCP’s audit committee and ARCP with respect to the matter and that the Secretary of the Commonwealth of Massachusetts has issued a subpoena for various documents.  On March 30, 2015, ARCP filed its Form 10-K for the year ended December 31, 2014.  ARCP’s filings with the SEC are available at the internet site maintained by the SEC, www.sec.gov.
Following the initial announcement in October, a number of broker-dealer firms that had been participating in the distribution of offerings of public, non-listed REITs sponsored directly or indirectly by the parent of our sponsor temporarily suspended their participation in the distribution of those offerings. Although certain of these suspended selling agreements have been reinstated, not all such selling agreements have been reinstated.
ARCP’s disclosures may make it more difficult for our dealer manager to enter into selling agreements with participating broker dealers with respect to our offering, which could have a material adverse effect on our ability to raise capital.
We are a thinly capitalized new company and have no operating history.
We were recently formed on April 17, 2014 and will not commence operations until we receive gross proceeds of at least $2.0 million from this offering. We are subject to all of the business risks and uncertainties associated with any new business, including the risk that we will not achieve our investment objective and that the value of our common stock could decline substantially.
Current market conditions have impacted debt and equity capital markets in the United States, and we do not expect these conditions to improve in the near future.
Global credit and other financial markets have suffered substantial stress, volatility, illiquidity and disruption in recent years. These forces reached extraordinary levels in late 2008, resulting in the bankruptcy of, the acquisition of, or government intervention in the affairs of several major domestic and international financial institutions. There has been little evidence that the risks posed by these forces have subsided or abated. In particular, the financial services sector has been and continues to be negatively impacted by significant write-offs as the value of the assets held by financial firms has declined, impairing their capital positions and abilities to lend and invest. We believe that such value declines were exacerbated by widespread forced liquidations as leveraged holders of financial assets, faced with declining prices, were compelled to sell to meet margin requirements and maintain compliance with applicable capital standards. Such forced liquidations have also impaired or eliminated many investors and investment vehicles, leading to a decline in the supply of capital for investment and depressed pricing levels for many assets. These events significantly diminished overall confidence in the debt and equity markets, engendered unprecedented declines in the values of certain assets, and caused extreme economic uncertainty. This uncertainty has persisted and continues to persist well beyond the official "end-date" of the recession, estimated by the U.S. Bureau of Labor Statistics to be June 2009.
In the wake of the ongoing sub-par recovery of the U.S. economy, concerns persist regarding the slow pace of job and income growth and the overall economic health of domestic consumers, businesses and governments. The Congressional Budget Office is currently projecting an unemployment rate exceeding 5.5% through the end of 2015. Additionally, future economic expansion and business investment is threatened by perceptions of higher taxes and healthcare costs, as well as the high levels of government deficit spending. Should U.S. Congress be unable to reach an agreement regarding the federal budget and the debt ceiling, the federal government could experience an extended government shutdown, which is projected to cause a meaningful reduction in the gross domestic product and which may cause a government default, the extent and magnitude of which are unknown. The outcomes, or lack thereof, with respect to the government shutdown, debt ceiling negotiations, the implementation of the Patient Protection and Affordable Care Act of 2010 and a potential government default add uncertainty for economic performance in 2015 and beyond. If economic uncertainty persists regarding the health of the U.S. economy, business activity could suffer, which would negatively impact our portfolio companies and ultimately our financial condition and your investment in us.
Economic activity has remained subdued and corporate interest rate risk premiums, otherwise known as credit spreads, remain at historically high levels, particularly in the loan and high yield bond markets. These conditions may negatively impact our ability to obtain financing, particularly from the debt markets. In addition, future financial market uncertainty could lead to further financial market disruptions and could further impact our ability to obtain financing, which could limit our ability to grow our business, fully execute our business strategy and could decrease our earnings, if any. Future financial market uncertainty could lead to further financial market disruptions and could further adversely impact our ability to obtain financing and the value of our investments.
Unfavorable economic conditions or other factors may affect our ability to borrow for investment purposes, and may therefore adversely affect our ability to achieve our investment objective.
Unfavorable economic conditions or other factors could increase our funding costs, limit our access to the capital markets or result in a decision by lenders not to extend credit to us. An inability to successfully access the capital markets could limit our ability to grow our business and fully execute our business strategy and could decrease our earnings, if any.
There is a risk that investors in our equity securities may not receive distributions or that our distributions may not grow over time.
We intend to make distributions to our stockholders out of assets legally available for distribution. We cannot assure you that we will achieve investment results that will allow us to make a specified level of cash distributions or year-to-year increases in cash distributions. In addition, due to the asset coverage test applicable to us as a BDC, we may be limited in our ability to make distributions.

The amount of any distributions we pay is uncertain. Our distributions to our stockholders may exceed our earnings, particularly during the period before we have substantially invested the net proceeds from this offering. Therefore, portions of the distributions that we pay may represent a return of capital to you which will reduce your tax basis in your shares and reduce the amount of funds we have for investment in targeted assets. We may not be able to pay you distributions, and our distributions may not grow over time.
Subject to our board of directors’ discretion and applicable legal restrictions, we intend to authorize and declare monthly distributions that will be paid on a monthly basis beginning no later than the first calendar quarter subsequent to the month in which the minimum offering requirement is met. We will pay these distributions to our stockholders out of assets legally available for distribution. We have not established any limit on the extent to which we may use borrowings, if any, or proceeds from this offering to fund distributions (which may reduce the amount of capital we ultimately invest in assets). We cannot assure you that we will achieve investment results that will allow us to make a targeted level of distributions or increase our distribution rate each year. Our ability to pay distributions might be adversely affected by, among other things, the impact of one or more of the risk factors described in this prospectus. In addition, the inability to satisfy the asset coverage test applicable to us as a BDC can limit our ability to pay distributions. All distributions will be paid at the discretion of our board of directors and will depend on our earnings, our financial condition, maintenance of our RIC status, compliance with applicable BDC regulations and such other factors as our board of directors may deem relevant from time to time. We cannot assure you that we will pay distributions to our stockholders in the future. In the event that we encounter delays in locating suitable investment opportunities, we may pay all or a substantial portion of our distributions from the proceeds of this offering or from borrowings in anticipation of future cash flow, which may constitute a return of your capital and will reduce your tax basis in your shares. Distributions from the proceeds of this offering or from borrowings also could reduce the amount of capital we ultimately invest in interests of portfolio companies. There can be no assurance that we will be able to sustain distributions at any particular level or at all.
Price declines in the market for Leveraged Loans may adversely affect the fair value of over-the-counter debt securities we hold, reducing our NAV through increased net unrealized depreciation.
Prior to the onset of the financial crisis, CLOs, which are a type of leveraged investment vehicle holding corporate loans, hedge funds and other highly leveraged investment vehicles, comprised the majority of the market for purchasing and holding senior secured and second lien secured loans. As the secondary market pricing of the loans underlying these portfolios deteriorated during the fourth quarter of 2008, many investors, as a result of their generally high degrees of leverage, were forced to raise cash by selling their interests in performing loans in order to satisfy margin requirements or the equivalent of margin requirements imposed by their lenders. This resulted in a forced deleveraging cycle of price declines, compulsory sales, and further price declines, with widespread redemption requests and other constraints resulting from the credit crisis generating further selling pressure. Conditions in the market for Leveraged Loans may deteriorate again, which may cause pricing levels to decline. As a result, we may suffer unrealized depreciation and could incur realized losses in connection with the sale of over-the-counter debt securities we hold, which could have a material adverse impact on our business, financial condition and results of operations.
Our ability to achieve our investment objective depends on our Adviser’s ability to manage and support our investment process. If our Adviser were to lose any members of its senior management team, our ability to achieve our investment objective could be significantly harmed.
We are externally managed and depend upon the investment expertise, diligence, skill and network of business contacts of our Adviser’s investment professionals. We also depend, to a significant extent, on our Adviser’s access to the investment professionals and the information and deal flow generated by these investment professionals in the course of their investment and portfolio management activities. Our success depends to a significant extent on the continued service and coordination of our Adviser, including its key professionals. The departure of a significant number of our Adviser’s key professionals could have a materially adverse effect on our ability to achieve our investment objective. In addition, we can offer no assurance that our Adviser will remain our investment adviser or that we will continue to have access to their investment professionals or their information and deal flow.
Because our business model depends to a significant extent upon relationships with investment banks, business brokers, loan syndication and trading desks, and commercial banks, the inability of our Adviser to maintain or develop these relationships, or the failure of these relationships to generate investment opportunities, could adversely affect our business.
We expect that our Adviser will depend on its relationships with investment banks, business brokers, loan syndication and trading desks, and commercial banks, and we will rely to a significant extent upon these relationships to provide us with potential investment opportunities. If our Adviser fails to maintain its existing relationships or develop new relationships with other sponsors or sources of investment opportunities, we will not be able to grow our investment portfolio. In addition, individuals with whom our Adviser’s professionals have relationships are not obligated to provide us with investment opportunities, and, therefore, there is no assurance that such relationships will generate investment opportunities for us.

We may face increasing competition for investment opportunities, which could delay deployment of our capital, reduce returns and result in losses.
We will compete for investments with other BDCs and investment funds (including private equity funds and mezzanine funds), as well as traditional financial services companies such as commercial banks and other sources of funding. Moreover, alternative investment vehicles, such as hedge funds, also make similar investments in Leveraged Loans. As a result of these new entrants, competition for investment opportunities in Leveraged Loans may intensify. Many of our competitors are substantially larger and have considerably greater financial, technical and marketing resources than we do. For example, some competitors may have a lower cost of capital and access to funding sources that are not available to us. In addition, some of our competitors may have higher risk tolerances or different risk assessments than we have. These characteristics could allow our competitors to consider a wider variety of investments in relation Leveraged Loan borrowers, establish more relationships and offer better pricing and more flexible structuring than we are able to do. We may lose investment opportunities in Leveraged Loans or otherwise if we do not match our competitors’ pricing, terms and structure. If we are forced to match our competitors’ pricing, terms and structure, we may not be able to achieve acceptable returns on our investments in Leveraged Loans or otherwise or may bear substantial risk of capital loss. A significant part of our competitive advantage stems from the fact that the market for investments in Leveraged Loans is underserved by traditional commercial banks and other financial sources. A significant increase in the number or the size of our competitors in this market could force us to accept less attractive investment terms. Furthermore, many of our competitors have greater experience operating under, or are not subject to, the regulatory restrictions that the 1940 Act will impose on us as a BDC.
A significant portion of our investment portfolio will be recorded at fair value as determined in good faith by our board of directors, which may be without the benefit of an opinion of third-party valuation experts and, as a result, there is and will be uncertainty as to the value of our portfolio investments.
Under the 1940 Act, we are required to carry our portfolio investments at market value or, if there is no readily available market value, at fair value, as determined by our board of directors. However, the majority of our investments will not be publicly traded or actively traded on a secondary market and will instead be traded on a privately negotiated over-the-counter secondary market for institutional investors. As a result, we will value these securities quarterly at fair value as determined in good faith by our board of directors and we may not utilize opinions of third-party valuation experts.
Certain factors that may be considered in determining the fair value of our investments include dealer quotes for securities traded on the secondary market for institutional investors, the nature and realizable value of any collateral, the portfolio company’s earnings and its ability to make payments on its indebtedness, the markets in which the portfolio company does business, comparison to comparable publicly-traded companies, discounted cash flow and other relevant factors. Because such valuations, and particularly valuations of private securities and private companies, are inherently uncertain, may fluctuate over short periods of time and may be based on estimates, our determinations of fair value may differ materially from the values that would have been used if a ready market for these securities existed. Due to this uncertainty, our fair value determinations may cause our NAV on a given date to materially understate or overstate the value that we may ultimately realize upon the sale of one or more of our investments.
If we internalize our management functions, your interest in us could be diluted, and we could incur other significant costs and face other significant risks associated with being self-managed.
Our board of directors may decide in the future to internalize our management functions. If we do so, we may elect to negotiate to acquire our Adviser’s assets and personnel. At this time, we cannot anticipate the form or amount of consideration or other terms relating to any such internalization transaction. Such consideration could take many forms, including cash payments, promissory notes and shares of our common stock. The payment of such consideration could result in dilution of your interests as a stockholder and could reduce the earnings per share attributable to your investment.
In addition, while we would no longer bear the costs of the various fees and expenses we expect to pay to our Adviser under the Investment Advisory Agreement, we would incur the compensation and benefits costs of our officers and other employees and consultants that we now expect will be paid by our Adviser or its affiliates.
We cannot reasonably estimate the amount of fees we would save or the costs we would incur if we became self-managed. If the expenses we assume as a result of an internalization are higher than the expenses we avoid paying to our Adviser, our earnings per share would be lower as a result of the internalization than they otherwise would have been, potentially decreasing the amount of funds available to distribute to our stockholders and the value of our shares. As currently organized, we will not have any employees. If we elect to internalize our operations, we would employ personnel and would be subject to potential liabilities commonly faced by employers, such as workers disability and compensation claims, potential labor disputes and other employee-related liabilities and grievances.
If we internalize our management functions, we could have difficulty integrating these functions as a stand-alone entity. In addition, we could have difficulty retaining such personnel employed by us. Currently, individuals employed by our Adviser and its affiliates perform management and general and administrative functions, including accounting and financial reporting, for multiple entities. These personnel have a great deal of know-how and experience. We may fail to properly identify the appropriate mix of personnel and capital needs to operate as a stand-alone entity. An inability to manage an internalization transaction effectively could result in our incurring excess costs and/or suffering deficiencies in our disclosure controls and procedures or our internal control over financial reporting. Such deficiencies could cause us to incur additional costs, and our management’s attention could be diverted from most effectively managing our investments.
Our board of directors may change certain of our operating policies and strategies without prior notice or stockholder approval, the effects of which may be adverse.
Our board of directors has the authority to modify or waive certain of our current operating policies, investment criteria and strategies without prior notice and without stockholder approval if it determines that doing so will be in the best interests of stockholders. We cannot predict the effect any changes to our current operating policies, investment criteria and strategies would have on our business, NAV, operating results and value of our common stock. Such effects might be adverse, which could negatively impact our ability to pay you distributions and cause you to lose all or part of your investment. Our election to be regulated and to operate as a BDC cannot be withdrawn or discontinued without a stockholder vote. However, we will have significant flexibility in investing the net proceeds of this offering and may use the net proceeds from this offering in ways with which investors may not agree or for purposes other than those contemplated at the time of this offering.
Changes in laws or regulations governing our operations may adversely affect our business or cause us to alter our business strategy.
We and our portfolio companies will be subject to regulation at the local, state and federal level. New legislation may be enacted or new interpretations, rulings or regulations could be adopted, including those governing the types of investments we are permitted to make, any of which could harm us and our stockholders, potentially with retroactive effect.
Additionally, any changes to the laws and regulations governing our operations relating to permitted investments may cause us to alter our investment strategy to avail ourselves of new or different opportunities. Such changes could result in material differences to the strategies and plans set forth herein and in the Registration Statement and may result in our investment focus shifting from the areas of expertise of our Adviser to other types of investments in which our Adviser may have less expertise or little or no experience. Thus, any such changes, if they occur, could have a material adverse effect on our results of operations and the value of your investment.
We are an "emerging growth company" under the federal securities laws and will be subject to reduced public company reporting requirements.
In April 2012, President Obama signed into law the Jumpstart Our Business Startups Act, or the JOBS Act. We are an "emerging growth company," as defined in the JOBS Act, and are eligible to take advantage of certain exemptions from, or reduced disclosure obligations relating to, various reporting requirements that are normally applicable to public companies.
We could remain an "emerging growth company" for up to five years, or until the earliest of (1) the last day of the first fiscal year in which we have total annual gross revenue of $1 billion or more, (2) December 31 of the fiscal year that we become a "large accelerated filer" as defined in Rule 12b-2 under the Exchange Act (which would occur if the market value of our common stock held by non-affiliates exceeds $700 million, measured as of the last business day of our most recently completed second fiscal quarter, and we have been publicly reporting for at least 12 months) or (3) the date on which we have issued more than $1 billion in non-convertible debt during the preceding three-year period.
Under the JOBS Act, emerging growth companies are not required to (1) provide an auditor’s attestation report on management’s assessment of the effectiveness of internal control over financial reporting, pursuant to Section 404 of the Sarbanes-Oxley Act, (2) comply with new audit rules adopted by the PCAOB after April 5, 2012 (unless the SEC determines otherwise), (3) provide certain disclosures relating to executive compensation generally required for larger public companies, or (4) hold stockholder advisory votes on executive compensation. While we have decided to take advantage of these exemptions, we do not know if some investors will find our common stock less attractive as a result.
Additionally, the JOBS Act provides that an "emerging growth company" may take advantage of an extended transition period for complying with new or revised accounting standards that have different effective dates for public and private companies. This means that an "emerging growth company" can delay adopting certain accounting standards until such standards are otherwise applicable to private companies. However, we are electing to "opt out" of such extended transition period, and will therefore comply with new or revised accounting standards on the applicable dates on which the adoption of such standards is required for non-emerging growth companies. Section 107 of the JOBS Act provides that our decision to opt out of such extended transition period for compliance with new or revised accounting standards is irrevocable.
Efforts to comply with the Sarbanes-Oxley Act will involve significant expenditures, and non-compliance with the Sarbanes-Oxley Act may adversely affect us.
Upon commencement of this offering, we will be subject to the Sarbanes-Oxley Act and the related rules and regulations promulgated by the SEC. Under current SEC rules, our management will be required to report on our internal control over financial reporting pursuant to Section 404 of the Sarbanes-Oxley Act and rules and regulations of the SEC thereunder. We will be required to review on an annual basis our internal control over financial reporting, and on a quarterly and annual basis to evaluate and disclose changes in our internal control over financial reporting. As a result, we expect to incur significant additional expenses in the near term, which may negatively impact our financial performance and our ability to pay distributions. This process also will result in a diversion of management’s time and attention. We cannot be certain as to the timing of completion of our evaluation, testing and remediation actions or the impact of the same on our operations and we may not be able to ensure that the process is effective or that our internal control over financial reporting is or will be effective in a timely manner. In the event that we are unable to maintain or achieve compliance with the Sarbanes-Oxley Act and related rules, we may be adversely affected.
We may experience fluctuations in our quarterly results.
We could experience fluctuations in our quarterly operating results due to a number of factors, including our ability or inability to make investments in Leveraged Loans that meet our investment criteria, variations in the interest rates on the debt securities we acquire, the level of our expenses, variations in and the timing of the recognition of realized and unrealized gains or losses, the degree to which we encounter competition in our markets and general economic conditions. As a result of these factors, results for any period should not be relied upon as being indicative of performance in future periods.
Terrorist attacks, acts of war or natural disasters may affect any market for our common stock, impact the businesses in which we invest and harm our business, operating results and financial condition.
Terrorist acts, acts of war or natural disasters may disrupt our operations, as well as the operations of the businesses in which we invest. Such acts have created, and continue to create, economic and political uncertainties and have contributed to recent global economic instability. Future terrorist activities, military or security operations, or natural disasters could further weaken the domestic/global economies and create additional uncertainties, which may negatively impact the businesses in which we invest directly or indirectly and, in turn, could have a material adverse impact on our business, operating results and financial condition. Losses from terrorist attacks and natural disasters are generally uninsurable.
Risks Related to our Adviser and its Affiliates
Our Adviser and its affiliates will face conflicts of interest as a result of shared senior management and investment personnel with BDCA Adviser, the investment adviser for an affiliated business development company.
Our Adviser’s senior management and investment personnel also serve in similar capacities for BDCA Adviser, the investment adviser for BDCA, another public, non-listed BDC, pursuant to an investment advisory and management services agreement between it and BDCA. Further, our Adviser is not precluded from serving as or sharing senior management or investment personnel with any investment adviser to any affiliated or unaffiliated BDCs that may be formed in the future. We therefore share the officers, managers and other personnel of our Adviser with BDCA and, should our Adviser serve as investment adviser to future BDCs, with those BDCs as well. In serving in these dual capacities, the officers, managers and personnel of our Adviser may have obligations to BDCA or its investors, the fulfillment of which may not be in our best interests or the best interests of our stockholders. There is a possibility that we, BDCA, and any other BDCs advised by our Adviser may make similar investments in the same portfolio companies. If this occurs, our Adviser may face conflicts of interest regarding the determination of whether to maintain or dispose of these investments in our portfolio and in the portfolios of other BDCs advised by our Adviser or with which our Adviser shares senior management and investment personnel, including BDCA. We rely on our Adviser to manage the day-to-day activities and to implement our investment strategy. The senior management and investment personnel of our Adviser are presently, and in the future intend to continue to be, involved with the same responsibilities for BDCA. Furthermore, we rely on our Adviser to identify investment opportunities and make investment recommendations. BDCA relies on BDCA Adviser to perform the same functions. As a result of these dual responsibilities, the officers, managers and personnel of our Adviser and those of BDCA Adviser will devote only as much of their time to our business as our Adviser, BDCA Adviser and its officers, managers and personnel determine is reasonably required, which may be substantially less than their full time.
If we do not obtain exemptive relief from the SEC to allow us to co-invest alongside BDCA, our ability to execute our investment strategy may be limited and we maybe required to adjust our investment strategy.
Our investment strategy with respect to Leveraged Loans assumes the ability to enter into co-investments alongside BDCA and for other investments contemplates co-investments as a possibility. The 1940 Act imposes significant limits on co-investment transactions with BDCA or its affiliates. We generally will not be permitted to co-invest alongside BDCA or its affiliates unless we obtain an exemptive order from the SEC or the transaction is otherwise permitted under existing regulatory guidance, such as syndicated transactions where price is the only negotiated term. Without obtaining exemptive relief, we will not be permitted to participate in transactions where any other terms are negotiable. We, BDCA and certain of its affiliates have requested such an exemptive order, although there is no assurance that we will obtain the requested relief. In the event the SEC does not grant us relief, we will only participate in co-investments that are allowed under existing regulatory guidance, which would reduce the amount of transactions in which we can participate and make it more difficult for us to implement our investment objective and may require adjustments to our investment strategy. Until we obtain exemptive relief, we will be unable to participate in certain transactions with BDCA or its affiliates. Even if we obtain exemptive relief, we are unable to participate in certain transactions originated by BDCA or its affiliates, including during the period prior to receiving such relief.

Our board of directors, including our independent directors, may face conflicts of interest in approving co-investment transactions entered into alongside BDCA.
The individuals that serve on our board of directors, including the independent directors, are the same individuals that serve on the board of directors of BDCA. These individuals are responsible for managing our business and affairs and those of BDCA, and owe fiduciary duties to both us and BDCA. Even if exemptive relief is obtained allowing BDCA and us to co-invest in investment opportunities, our board of directors, including the independent directors, will face conflicts of interest in determining the terms of any co-investment transaction. We will not have the benefit of a disinterested review and approval of any co-investment transaction, and as a result, these co-investment transactions will be subject to greater scrutiny.
We may be obligated to pay our Adviser incentive compensation even if we incur a net loss due to a decline in the value of our portfolio or if we are deemed to have accrued income without a corresponding cash payment, which may make it more difficult to meet the annual distribution requirement applicable to RICs.
Our Investment Advisory Agreement entitles our Adviser to receive incentive compensation on income regardless of any capital losses. In such case, we may be required to pay our Adviser incentive compensation for a fiscal quarter even if there is a decline in the value of our portfolio or if we incur a net loss for that quarter.
We expect that any incentive fee payable by us that relates to our net investment income may be computed and paid on income that may include interest that has been accrued but not yet received. If a portfolio company defaults on a loan that is structured to provide accrued interest, it is possible that accrued interest previously included in the calculation of the incentive fee will become uncollectible. Pursuant to the Investment Advisory Agreement, our Adviser is not under any obligation to reimburse us for any part of the incentive fee they received that was based on accrued income that we never received as a result of a default by an entity on the obligation that resulted in the accrual of such income, and such circumstances would result in our paying an incentive fee on income we never received.
For federal income tax purposes, we may be required to recognize taxable income (such as deferred interest that is accrued as original issue discount) in circumstances in which we do not receive a corresponding payment in cash and to make distributions with respect to such income to maintain our status as a RIC even though we will not have received any corresponding cash amount. Under such circumstances, we may have difficulty meeting the annual distribution requirement necessary to obtain and maintain RIC tax treatment under the Code due to potential mismatch in timing between taxable income recognition and receipt of cash. This difficulty in making the required distribution may be amplified to the extent that we are required to pay an incentive fee with respect to such accrued income for which we have not received a corresponding cash payment. As a result, we may have to sell some of our investments at times or at prices we would not consider advantageous, raise additional debt or equity capital or forgo new investment opportunities for both of these purposes. If we are not able to obtain cash from other sources, we may fail to qualify for RIC tax treatment and thus become subject to corporate-level income tax.
Our Adviser and its affiliates, including our officers and some of our directors, will face conflicts of interest caused by compensation arrangements with us and our affiliates, and such compensation arrangements may induce our Adviser to make speculative investments or incur debt.
Our Adviser and its affiliates will receive substantial fees from us in return for their services, and these fees could influence the advice provided to us. Among other matters, the compensation arrangements could affect their judgment with respect to additional public offerings of equity by us, which allow the dealer manager to earn additional dealer manager fees and our Adviser to earn increased management fees.
Further, the incentive fee payable by us to our Adviser may create an incentive for it to make investments on our behalf that are risky or more speculative than would be the case in the absence of such compensation arrangement. The way in which the incentive fee payable to our Adviser is determined may encourage our Adviser to use leverage to increase the return on our investments. In addition, the fact that our management fee is payable based upon our gross assets, which would include any borrowings for investment purposes, may encourage our Adviser to use leverage to make additional investments. Under certain circumstances, the use of leverage may increase the likelihood of default, which would disfavor holders of our common stock. Such a practice could result in our investing in more speculative securities than would otherwise be the case, which could result in higher investment losses, particularly during cyclical economic downturns.
The fees that we pay our Adviser could impact our investment returns.
We pay management and incentive fees to our Adviser, and reimburse our Adviser for certain expenses it incurs. In addition, investors in our common stock will invest on a gross basis and receive distributions on a net basis after expenses, resulting in, among other things, a lower rate of return than one might achieve through direct investments.
The part of the incentive fee payable by us that relates to our pre-incentive fee net investment income is computed and paid on income that may include interest that is accrued but not yet received in cash. If a portfolio company defaults on a loan that is structured to provide accrued interest, it is possible that accrued interest previously used in the calculation of the incentive fee will become uncollectible. A portfolio company may default on a loan for which prior interest payments were part of the pre-incentive fee net investment income calculation.
In selecting and structuring investments appropriate for us, our Adviser will consider our investment and tax objectives and our stockholders as a whole, not the investment, tax or other objectives of any stockholder individually.
Certain of our stockholders may have different investment, tax and other objectives with respect to their investments in us. The different interests of individual stockholders may relate to or arise from, among other things, the nature of our investments, the structure or the acquisition of our investments, and the timing of disposition of our investments. As a consequence, conflicts of interest may arise in connection with decisions made by our Adviser, including with respect to the nature or structuring of our investments, that may be more beneficial for one stockholder than for another stockholder, especially with respect to stockholders’ individual tax situations.
Risks Related to Business Development Companies
Our failure to invest a sufficient portion of our assets in qualifying assets could result in our failure to maintain our status as a BDC.
As a BDC, we may not acquire any assets other than "qualifying assets" unless, at the time of and after giving effect to such acquisition, at least 70.0% of our total assets are qualifying assets. See "Regulation." Therefore, we may be precluded from investing in what we believe are attractive investments if such investments are not qualifying assets. If we fail to invest a sufficient portion of our assets in qualifying assets, we could lose our status as a BDC, which could have a material adverse effect on our business, financial condition and results of operations. Similarly, these rules could prevent us from making additional investments in existing portfolio companies, which could result in the dilution of our position, or could require us to dispose of investments at an inopportune time to comply with the 1940 Act. If we were forced to sell non-qualifying investments in our portfolio for compliance purposes, the proceeds from such sale could be significantly less than the current value of such investments.
Failure to maintain our status as a BDC would reduce our operating flexibility.
If we do not maintain our status as a BDC, we might be regulated as a closed-end investment company under the 1940 Act, which would subject us to substantially more regulatory restrictions under the 1940 Act and correspondingly decrease our operating flexibility.
Regulations governing our operation as a BDC and RIC will affect our ability to raise, and the way in which we raise, additional capital or borrow for investment purposes, which may have a negative effect on our growth.
As a result of the annual distribution requirement to qualify as a RIC, we may need to periodically access the capital markets to raise cash to fund new investments. We may issue Senior Securities, including borrowing money from banks or other financial institutions only in amounts such that our asset coverage, as defined in the 1940 Act, meets the requirements under the 1940 Act, which currently requires an asset coverage ratio equaling at least 200% after such incurrence or issuance. Our ability to issue different types of securities is also limited. Compliance with these requirements may unfavorably limit our investment opportunities and reduce our ability in comparison to other companies to profit from favorable spreads between the rates at which we can borrow and the rates at which we can lend. As a BDC, therefore, we intend to continuously issue equity at a rate more frequent than our privately owned competitors, which may lead to greater stockholder dilution.
We expect to utilize leverage to generate capital to make additional investments. If the value of our assets declines, we may be unable to satisfy the asset coverage test under the 1940 Act, which could prohibit us from paying distributions and could prevent us from qualifying as a RIC. If we cannot satisfy the asset coverage test, we may be required to sell a portion of our investments and, depending on the nature of our debt financing, repay a portion of our indebtedness at a time when such sales and repayments may be disadvantageous.
Under the 1940 Act, we generally are prohibited from issuing or selling our common stock at a price below NAV per share, which may be a disadvantage as compared with other public companies. We may, however, sell our common stock, or warrants, options or rights to acquire our common stock, at a price below the current NAV of the common stock if our board of directors, including a majority of the independent members of our board of directors, determine that such sale is in our best interests and the best interests of our stockholders, and our stockholders as well as those stockholders that are not affiliated with us approve such sale. In any such case, the price at which our securities are to be issued and sold may not be less than a price that, in the determination of our board of directors, closely approximates the fair value of such securities.
Our ability to enter into transactions with our affiliates will be restricted.
We are prohibited under the 1940 Act from participating in certain transactions with certain of our affiliates without the prior approval of a majority of the independent members of our board of directors and, in some cases, the SEC. Any person that owns, directly or indirectly, 5.0% or more of our outstanding voting securities will be our affiliate for purposes of the 1940 Act and we will generally be prohibited from buying or selling any securities from or to such affiliate, absent the prior approval of our board of directors. The 1940 Act also prohibits certain "joint" transactions with certain of our affiliates, which could include investments in the same portfolio company (whether at the same or different times), without prior approval of our board of directors and, in some cases, the SEC. If a person acquires more than 25.0% of our voting securities, we will be prohibited from buying or selling any security from or to such person or certain of that person’s affiliates, or entering into prohibited joint transactions with such persons, absent the prior approval of the SEC. Similar restrictions limit our ability to transact business with our officers or directors or their affiliates. As a result of these restrictions, we may be prohibited from buying or selling any security from or to any portfolio company of a private equity fund managed by our Adviser without the prior approval of the SEC, which may limit the scope of investment opportunities that would otherwise be available to us.
We are uncertain of our sources for funding our future capital needs; if we cannot obtain debt or equity financing on acceptable terms, our ability to acquire investments and to expand our operations will be adversely affected.
The net proceeds from the sale of shares will be used for our investment opportunities, operating expenses and for payment of various fees and expenses such as management fees, incentive fees and other fees. Any working capital reserves we maintain may not be sufficient for investment purposes, and we may require debt or equity financing to operate. Accordingly, in the event that we develop a need for additional capital in the future for investments or for any other reason, these sources of funding may not be available to us. Consequently, if we cannot obtain debt or equity financing on acceptable terms, our ability to acquire investments and to expand our operations will be adversely affected. As a result, we would be less able to achieve portfolio diversification and our investment objective, which may negatively impact our results of operations and reduce our ability to pay distributions to our stockholders.
Risks Related to Our Investments
Our investments in Leveraged Loans involve risk and we could lose all or part of our investment.
Investing in Leveraged Loans involves a number of significant risks. Below investment grade Leveraged Loans have historically experienced greater default rates than has been the case for investment grade securities. We intend to achieve our investment objective by investing in a portfolio composed primarily of securities that are rated below investment grade by rating agencies, or that would be rated below investment grade if they were rated. Below investment grade securities, which are often referred to as "junk" or "junk bonds," have predominantly speculative characteristics with respect to the issuer’s capacity to pay interest and repay principal. They may also be difficult to value and illiquid. There can be no assurance as to the levels of defaults or recoveries that may be experienced on our investments in Leveraged Loans. Leveraged Loans in which we invest may be issued by companies with limited financial resources and limited access to alternative financing. Issuers of Leveraged Loans may be unable to meet their obligations under their debt securities that we hold. Such developments may be accompanied by deterioration in the value of collateral backing our investments. This could lead to a decline in value of our Leveraged Loan investments, which could result in a decline in our net earnings and NAV.
We may engage in active and frequent trading of Leveraged Loans, which could result in a relatively high portfolio turnover rate and a more volatile NAV per share. In addition, active and frequent trading will result in increased transaction and execution costs, which could negatively impact our financial condition and your investment in us.
We may engage in active and frequent trading of Leveraged Loans. If we pursue this strategy, we expect that we will have a relatively high portfolio turnover rate. Portfolio turnover and active and frequent trading may lead to the realization and distribution to our stockholders of higher short-term capital gains, which would increase their tax liability. Further, active and frequent trading generally involves some expense to us and to our shareholders, such as higher transactional and brokerage costs associated with the portfolio turnover, which may reduce our returns to our shareholders. These trading costs and tax effects associated with portfolio turnover may also adversely affect our performance.
In addition, active and frequent trading will result in a more volatile NAV per share. Active trading could result in the value of our portfolio appreciating or decreasing significantly over short periods of time, also causing our NAV per share to experience significant increases or decreases over short periods of time. Following our initial sale of shares upon meeting the minimum offering requirement, our offering price will be based in part on our then-current NAV per share, the volatility of our NAV per share could result in a more volatile public offering price per share. This could result in a public offering price per share that is significantly different in the future from the public offering price that you pay.
We may acquire interests in Leveraged Loans either directly or indirectly. A holder of a participation in a loan is subject to additional risks not applicable to a holder of a direct interest in a loan.
We may acquire interests in Leveraged Loans either directly (by way of assignment from the selling institution) or indirectly (by purchasing a participation from the selling institution). As described in more detail below, holders of participations are subject to additional risks not applicable to a holder of a direct interest in a loan.
Participations we acquire in a selling institution’s portion of a loan typically result in a contractual relationship only with such selling institution, not with the borrower. In the case of a participation, we will generally have the right to receive payments of principal, interest and any fees to which it is entitled only from the institution selling the participation and only upon receipt by such selling institution of such payments from the borrower. By holding a participation in a loan, we generally will have no right to enforce compliance by the borrower with the terms of the loan agreement and may not directly benefit from the collateral supporting the loan in which we have purchased the participation. As a result, we will assume the credit risk of both the borrower and the institution selling the participation, which will remain the legal owner of record of the applicable loan. In the event of the insolvency of the selling institution, we may be treated as a general unsecured creditor of the selling institution, and even to the extent we are considered to have rights to the underlying loan proceeds, the value of such rights may be diminished by the exercise of setoff between the selling institution and the borrower. In addition, we may purchase a participation from a selling institution that does not itself retain any beneficial interest in any portion of the applicable loan and, therefore, may have limited interest in monitoring the terms of the loan agreement and the continuing creditworthiness of the borrower. When we hold a participation in a loan, we will not have the right to vote under the applicable loan agreement with respect to every matter that arises thereunder, and it is expected that each selling institution will reserve the right to administer the loan sold by it as it sees fit and, subject to the terms of the participation agreement, to amend the documentation evidencing such loan in all respects. Selling institutions voting in connection with such matters may have interests different from ours and may fail to consider our interests in connection with their votes.
In contrast, the purchaser of an assignment of an interest in a loan typically succeeds to all of the rights and obligations of the assigning selling institution and becomes a lender under the loan agreement with respect to that loan. As a purchaser of an assignment, we generally will have the same voting rights as other lenders under the applicable loan agreement, including the right to approve amendments to the loan agreement, to waive enforcement of breaches of covenants or to enforce compliance by the borrower with the terms of the loan agreement, and the right to set off claims against the borrower and to have recourse to collateral supporting the loan. Assignments are, however, arranged through private negotiations between assignees and assignors, and in certain cases the rights and obligations acquired by the purchaser of an assignment may differ from, and be more limited than, those held by the assigning selling institution.
Assignments and participations are sold without recourse to the selling institutions, and the selling institutions will generally make minimal or no representations or warranties about the underlying loans, the borrowers, the documentation of the loans or any collateral securing the loans. In addition, we will be bound by provisions of the underlying loan agreements, if any, that require the preservation of the confidentiality of information provided by the borrower.
It is unclear how increased regulatory oversight and changes in the method for determining the London Interbank Offered Rate ("LIBOR") may affect the value of the financial obligations to be held or issued by us that are linked to LIBOR, or how such changes could affect our results of operations or financial condition.
As a result of concerns about the accuracy of the calculation of LIBOR, a number of British Bankers’ Association, or BBA, member banks entered into settlements with certain regulators and law enforcement agencies with respect to the alleged manipulation of LIBOR, and there are ongoing investigations by regulators and governmental authorities in various jurisdictions. Following a review of LIBOR conducted at the request of the U.K. government, on September 28, 2012, recommendations for reforming the setting and governing of LIBOR were released, or the Wheatley Review. The Wheatley Review made a number of recommendations for changes with respect to LIBOR, including additional statutory regulation of LIBOR, the transfer of responsibility for LIBOR from the BBA to an independent administrator, changes to the method of the compilation of lending rates and new regulatory oversight and enforcement mechanisms for rate setting and a reduction in the number of currencies and tenors for which LIBOR is published. Based on the Wheatley Review and on a subsequent public and governmental consultation process, on March 25, 2013, the U.K. Financial Services Authority published final rules for the U.K. Financial Conduct Authority’s regulation and supervision of LIBOR, or the FCA Rules. In particular, the FCA Rules include requirements that (1) an independent LIBOR administrator monitor and survey LIBOR submissions to identify breaches of practice standards or potentially manipulative behavior, and (2) firms submitting data to LIBOR establish and maintain a clear conflicts of interest policy and appropriate systems and controls. The FCA Rules took effect on April 2, 2013. It is uncertain what additional regulatory changes or what changes, if any, in the method of determining LIBOR may be required or made by the U.K. government or other governmental or regulatory authorities. Accordingly, uncertainty as to the nature of such changes may adversely affect the market for or value of any LIBOR-linked securities, loans, derivatives and other financial obligations or extensions of credit held by or due to us or on our overall financial condition or results of operations. In addition, any further changes or reforms to the determination or supervision of LIBOR may result in a sudden or prolonged increase or decrease in reported LIBOR, which could have an adverse impact on the market for or value of any LIBOR-linked securities, loans, derivatives and other financial obligations or extensions of credit held by or due to us or on our overall financial condition or results of operations.
Our portfolio companies may incur debt that ranks equally with, or senior to, our investments in such companies.
Our portfolio companies may have, or may be permitted to incur, other debt that ranks equally with, or senior to, the debt in which we invest. By their terms, such debt instruments may entitle the holders to receive payment of interest or principal on or before the dates on which we are entitled to receive payments with respect to the debt instruments in which we invest. Also, in the event of insolvency, liquidation, dissolution, reorganization or bankruptcy of a portfolio company, holders of debt instruments ranking senior to our investment in that portfolio company would typically be entitled to receive payment in full before we receive any distribution. After repaying such senior creditors, such portfolio company may not have any remaining assets to use for repaying its obligation to us. In the case of debt ranking equally with debt instruments in which we invest, we would have to share on an equal basis any distributions with other creditors holding such debt in the event of an insolvency, liquidation, dissolution, reorganization or bankruptcy of the relevant portfolio company.
There may be circumstances where our debt investments could be subordinated to claims of other creditors or we could be subject to lender liability claims.
Even though we intend to generally structure certain of our investments as senior loans, if one of our portfolio companies were to go bankrupt, depending on the facts and circumstances, including the extent to which we actually provided managerial assistance to that portfolio company, a bankruptcy court might recharacterize our debt investment and subordinate all or a portion of our claim to that of other creditors. In situations where a bankruptcy carries a high degree of political significance, our legal rights may be subordinated to other creditors. We may also be subject to lender liability claims for actions taken by us with respect to a borrower’s business or instances where we exercise control over the borrower. A number of judicial decisions have upheld judgments of borrowers against lending institutions on the basis of various evolving legal theories, collectively termed "lender liability." Generally, lender liability is founded on the premise that a lender has violated a duty (whether implied or contractual) of good faith, commercial reasonableness and fair dealing, or a similar duty owed to the borrower or has assumed an excessive degree of control over the borrower resulting in the creation of a fiduciary duty owed to the borrower or its other creditors or stockholders. Because of the nature of our debt investments we may be subject to allegations of lender liability.
In addition, under common law principles that in some cases form the basis for lender liability claims, if a lender or bondholder (a) intentionally takes an action that results in the undercapitalization of a borrower to the detriment of other creditors of such borrower, (b) engages in other inequitable conduct to the detriment of such other creditors, (c) engages in fraud with respect to, or makes misrepresentations to, such other creditors or (d) uses its influence as a stockholder to dominate or control a borrower to the detriment of other creditors of such borrower, a court may elect to subordinate the claim of the offending lender or bondholder to the claims of the disadvantaged creditor or creditors, a remedy called "equitable subordination." Because of the nature of our debt investments, we may be subject to claims of equitable subordination.
Because affiliates of, or persons related to, our Adviser may hold equity or other interests in obligors of our portfolio companies, we could be exposed to claims for equitable subordination or lender liability or both based on such equity or other holdings.
The preceding discussion is based upon principles of U.S. federal and state laws. Insofar as debt investments are obligations of non-U.S. obligors, the laws of certain foreign jurisdictions may impose liability upon lenders or bondholders under factual circumstances similar to those described above, with consequences that may or may not be analogous to those described above under U.S. federal and state laws.
We may invest in obligations of non-U.S. obligors, which involve certain risks related to regional economic conditions and risks not normally associated with investments in the obligations of sovereign and corporate obligors located in the United States.
Although 70.0% of our investments must be in U.S.-based companies, we may invest in obligations of obligors organized or incorporated under the laws of a country other than the United States or a state or territory thereof. Investments in the obligations of non-U.S. obligors involve certain special risks related to regional economic conditions and sovereign risks which are not normally associated with investments in the obligations of sovereign and corporate obligors located in the United States. We are unable to provide any information regarding the specific risks associated with purchasing a loan, participation interest or other investment governed by a law other than those of a U.S. jurisdiction. These risks may include and economic uncertainty, fluctuations of currency exchange rates, lower levels of disclosure and regulation in foreign securities markets, confiscatory taxation, taxation of income earned in foreign nations or other taxes or restrictions imposed with respect to investments in foreign nations, foreign exchange controls (which may include suspension of the ability to transfer currency from a given country and repatriation of investments) and uncertainties as to the status, interpretation and application of laws including, but not limited to those relating to insolvency. In addition, there is often less publicly available information about non-U.S. obligors than about sovereign and corporate obligors in the United States. Sovereign and corporate obligors in countries other than the United States may not be subject to uniform accounting, auditing and financial reporting standards, and auditing practices and requirements for both foreign public and private obligors may not be comparable to those applicable to U.S. companies. It also may be difficult to obtain and enforce a judgment relating to investments issued by a non-U.S. obligor in a court outside the United States.
Second priority liens on collateral securing our loans may be subject to control by senior creditors with first priority liens. If there is a default, the value of the collateral may not be sufficient to repay in full both the first priority creditors and us.
Some of our loans will be secured on a second priority basis by the same collateral securing senior secured debt of the portfolio companies. The first priority liens on the collateral will secure the portfolio company’s obligations under any outstanding senior debt and may secure certain other future debt that may be permitted to be incurred by the company under the agreements governing the loans. The holders of obligations secured by the first priority liens on the collateral will generally control the liquidation of and be entitled to receive proceeds from any realization of the collateral to repay their obligations in full before we receive anything. In addition, the value of the collateral in the event of liquidation will depend on market and economic conditions, the availability of buyers and other factors. There can be no assurance that the proceeds, if any, from the sale or sales of all of the collateral would be sufficient to satisfy the loan obligations secured by the second priority liens after payment in full of all obligations secured by the first priority liens on the collateral. If such proceeds are not sufficient to repay amounts outstanding under the loan obligations secured by the second priority liens, then we, to the extent not repaid from the proceeds of the sale of the collateral, will only have an unsecured claim against the company’s remaining assets, if any.
The rights we may have with respect to the collateral securing the loans we make to our portfolio companies with senior debt outstanding may also be limited pursuant to the terms of one or more intercreditor agreements that we enter into with the holders of senior debt. Under such an intercreditor agreement, at any time that obligations that have the benefit of the first priority liens are outstanding, any of the following actions that may be taken in respect of the collateral will be at the direction of the holders of the obligations secured by the first priority liens: the ability to cause the commencement of enforcement proceedings against the collateral; the ability to control the conduct of such proceedings; the approval of amendments to collateral documents; releases of liens on the collateral; and waivers of past defaults under collateral documents. We may not have the ability to control or direct such actions, even if our rights are adversely affected.
We generally will not control our portfolio companies.
We generally will not control our portfolio companies, even though we may have board representation or board observation rights, and our debt agreements may contain certain restrictive covenants. As a result, we are subject to the risk that a portfolio company in which we invest may make business decisions with which we disagree and the management of such company, as representatives of the holders of their common equity, may take risks or otherwise act in ways that do not serve our interests as debt investors. Due to the lack of liquidity for our investments in privately held companies, we may not be able to dispose of our interests in our portfolio companies as readily as we would like or at an appropriate valuation. As a result, a portfolio company may make decisions that could decrease the value of our portfolio holdings.
Defaults by our portfolio companies will harm our operating results.
A portfolio company’s failure to satisfy financial or operating covenants imposed by us or other lenders could lead to defaults and, potentially, termination of its loans and foreclosure on its secured assets, which could trigger cross-defaults under other agreements and jeopardize a portfolio company’s ability to meet its obligations under the debt or equity securities that we hold. We may incur expenses to the extent necessary to seek recovery upon default or to negotiate new terms, which may include the waiver of certain financial covenants, with a defaulting portfolio company.
We intend to hold Leveraged Loans issued by companies that may enter into bankruptcy proceedings.
Leveraged Loan issuers may experience bankruptcy or similar financial distress. The bankruptcy process has a number of significant inherent risks. Many events in a bankruptcy proceeding are the product of contested matters and adversary proceedings and are beyond the control of the creditors. A bankruptcy filing by an issuer may adversely and permanently affect the issuer. If the proceeding is converted to a liquidation, the value of the issuer may be significantly less than the liquidation value that was believed to exist at the time of the investment. The duration of a bankruptcy proceeding is also difficult to predict, and a creditor’s return on investment can be adversely affected by delays until the plan of reorganization or liquidation ultimately becomes effective. The administrative costs of a bankruptcy proceeding are frequently high and would be paid out of the debtor’s estate prior to any return to creditors. Because the standards for classification of claims under bankruptcy law are vague, our influence with respect to the class of securities or other obligations we own may be lost by increases in the number and amount of claims in the same class or by different classification and treatment. In the early stages of the bankruptcy process, it is often difficult to estimate the extent of, or even to identify, any contingent claims that might be made. In addition, certain claims that have priority by law (for example, claims for taxes) may be substantial.
We may participate on creditors’ committees to negotiate with management of financially troubled companies.
We may (through an agent) participate on committees formed by creditors to negotiate the management of financially troubled companies that may or may not be in bankruptcy or we may seek to negotiate directly with the debtors with respect to restructuring issues. If we do join a creditors’ committee, the participants of the committee would be interested in obtaining an outcome that is in their respective individual best interests and there can be no assurance of obtaining results most favorable to our interests. By participating on such committees, we may be deemed to have duties to other creditors represented by the committees, which might expose us to liability to such other creditors who disagree with our actions.
We may also be provided with material non-public information that may restrict our ability to trade in such company’s securities. While we intend to comply with all applicable securities laws and to make judgments concerning restrictions on trading in good faith, we may trade in a company’s securities while engaged in such company’s restructuring activities. Such trading creates a risk of litigation and liability that may cause us to incur significant legal fees and potential losses.

Investments in non-investment grade CLO securities may be illiquid, may have a higher risk of default, and may not produce current returns.
Our investments in CLO securities will generally be non-investment grade. Non-investment grade CLO securities tend to be illiquid, have a higher risk of default and may be more difficult to value than investment grade bonds. Recessions or poor economic or pricing conditions in the markets associated with CLO securities may cause higher defaults or losses than expected. Non-investment grade securities are considered speculative, and their capacity to pay principal and interest in accordance with the terms of their issue is not certain. These risks could be exacerbated to the extent that the investments in CLO securities are concentrated in one or more obligor.
We invest in equity securities of CLOs, and may invest in debt securities of CLOs, collateralized primarily by Leveraged Loans. Accordingly, such securities involve the same risks associated with investing in Leveraged Loans on a levered basis, including credit risk, liquidity risk, interest rate risk and market risk. Changes in a variety of factors, including interest rates, defaults, interest rate spreads, interest rate curves, investor perception of macroeconomic risks and market outlook, and demand for debt securities issued by CLOs may cause the cash flows provided by and the market prices for CLO equity securities to fluctuate significantly. CLOs are typically privately offered and sold and CLO securities may be thinly traded or have a limited trading market.
Some of our investments in CLOs may be in newly-issued CLOs. Generally, new-issue CLOs make their initial distribution to underlying debt and equity tranches four to eight months after closing, and subsequent payments are generally made on a quarterly basis. Additionally, equity securities of CLOs do not have a stated coupon and only have claims to residual cash flows after payments to securities ranked senior to equity securities have been made. Changes in a variety of factors, including interest rates, defaults, interest rate spreads, interest rate curves, loan prepayments and performance of collateral underlying CLO securities may cause the cash flows generated by our investments in the debt and equity tranches of CLOs to fluctuate significantly, and in certain instances may be shut off all together either temporarily or permanently. Therefore, the cash flows and earnings we receive from our CLO investments may fluctuate significantly.
Our investments in CLO securities may be riskier and less transparent to us and our stockholders than direct investments in the underlying companies.
We invest in equity and debt tranches of CLOs collateralized primarily by Leveraged Loans. Generally, there may be less information available to us regarding the underlying investments held by such CLO vehicles than if we had invested directly in the underlying companies. As a result, our stockholders will not know the details of the underlying securities of the CLO vehicles in which we will invest. Our CLO investments will also be subject to the risk of leverage associated with the debt issued by such CLOs and the repayment priority of senior debt holders in such CLO vehicles.
The accounting and tax implications of such investments are complicated. In particular, reported revenue from the equity tranche investments of these CLO vehicles are recorded each quarter in accordance with GAAP under the effective interest rate method based on the future projected cash flows. Our current taxable earnings on these investments, however, will depend upon the ownership of the CLO equity tranche as well as for certain CLOs any election we make to mark-to-market our taxable income. Unless we elect mark-to-market treatment, our current taxable income will generally not be determinable until after the end of the fiscal year of each individual CLO vehicle that ends within our fiscal year and may be materially different from both the cash distributions we receive and revenue we record in accordance with GAAP. In general, we may be required to record current taxable income based on our proportionate share of the ordinary earnings and net capital gain of the CLO vehicle or based on changes to fair value if we elect mark-to-market treatment for certain eligible CLO investments, even if such income is not distributed to us by the CLO vehicle. As a result, the reported revenue to our stockholders under GAAP from investments in these CLO vehicles may not be reflective of the taxable income we record for such investments, and the current cash flow we receive from these CLO investments may be less than the current taxable income we record from these investments that we are required to distribute to our stockholders.
There is the potential for interruption and deferral of cash flow from CLO investments.
If certain minimum collateral value ratios or interest coverage ratios are not met by a CLO, then cash flow that otherwise would have been available to pay distributions to us on our CLO investments may instead be used to redeem any senior notes or to purchase additional Leveraged Loans, until the ratios again equal or exceed the minimum required levels or any senior notes are repaid in full. This could result in a reduction in the distribution or principal paid to the holders of the CLO investments, which would adversely impact our returns.
Leveraged Loans that are collateral of our CLO investments are subject to prepayments and calls, increasing re-investment risk and the inability of a CLO collateral manager to reinvest the proceeds of the prepayment of its loan collateral may adversely affect us.
The underlying Leveraged Loans of our CLO investments may be prepaid more quickly than expected, which could have an adverse impact on the value of our CLO investment. Prepayment rates are influenced by changes in interest rates and a variety of economic and other factors beyond our control, and consequently cannot be predicted with certainty. There can be no assurance that for any CLO investment, in the event that any of the Leveraged Loans of a CLO underlying such investment are prepaid, the CLO collateral manager will be able to reinvest such proceeds in new Leveraged Loans with equivalent investment returns. If the CLO collateral manager cannot reinvest in new Leveraged Loans with equivalent investment returns, the proceeds available to pay interest, principal or other distributions to the CLO securities may be adversely affected.
We may not have the ability to control the timing of a call position on our CLO investments.
Our CLO investments generally do not contain optional call provisions, other than a call, at the option of the holders of the equity tranches, for the senior notes and the junior secured notes to be paid in full after the expiration of an initial period (referred to as the "non-call period").
The exercise of the call option is by the relevant percentage (usually a majority) of the holders of the equity tranche. Therefore, where we do not hold the relevant percentage, we will not be able to control the timing of the exercise of the call option. The equity tranche also generally has a call at any time based on certain tax event triggers. In any event, the call can only be exercised by the holders of the equity tranche if they can demonstrate (in accordance with the detailed provisions in the transaction) that the senior notes and junior secured notes will be paid in full if the call is exercised.
We have limited control of the administration and amendment of Leveraged Loans owned by the CLOs in which we invest.
We will not be able to directly enforce any rights and remedies in the event of a default of a Leveraged Loan held by a CLO vehicle. In addition, the terms and conditions of the Leveraged Loans underlying our CLO investments may be amended, modified or waived only by the agreement of the underlying lenders. Generally, any such agreement must include a majority or a super majority (measured by outstanding loans or commitments) or, in certain circumstances, a unanimous vote of the lenders. Consequently, the terms and conditions of the payment obligations arising from Leveraged Loans could be modified, amended or waived in a manner contrary to our preferences.
Engaging in hedging transactions may expose us to additional risks.
We may enter into interest rate or currency hedges. Hedging against interest rate and currency fluctuations may expose us to additional risks and could harm our financial performance. Our use of hedging would not eliminate the risk that the value of our investments could decline or that our investment performance would be better off if we did not hedge. The effectiveness of our hedging is dependent on the price we pay for the hedge and the correlation of the hedge to the risk it is designed to mitigate. It may arise that the cost of a hedging instrument exceeds its expected benefits or that an instrument may not hedge all of the risk for which it was designed to mitigate. Additionally, the use of hedging instruments exposes us to counterparty risk including the failure to perform under the contract such as nonpayment. In the case of the early termination of a hedge agreement upon the occurrence of certain events of default or termination events set forth in the hedge agreement we may be required to make a payment to the hedge provider.
Prepayments of Leveraged Loans of our portfolio companies could adversely impact our results of operations and reduce our return on equity.
We are subject to the risk that the investments in Leveraged Loans that we make in our portfolio companies may be repaid prior to maturity. When this occurs, we will generally reinvest these proceeds in temporary investments, pending their future investment in new portfolio companies. These temporary investments will typically have substantially lower yields than the debt representing the Leveraged Loan being prepaid, and we could experience significant delays in reinvesting these amounts. Any future investment in a new portfolio company may also be at lower yields than the debt that was repaid. As a result, our results of operations could be materially adversely affected if one or more of our portfolio companies elect to prepay amounts owed to us. Additionally, prepayments, net of prepayment fees, could negatively impact our return on equity.
Risks Relating to Debt Financing
If we borrow money, the potential for gain or loss on amounts invested in us will be magnified and may increase the risk of investing in us.
The use of borrowings, also known as leverage, increases the volatility of investments by magnifying the potential for gain or loss on invested equity capital. If we use leverage to partially finance our investments, through borrowing from banks and other lenders, you will experience increased risks of investing in our common stock. If the value of our assets increases, leveraging would cause the NAV attributable to our common stock to increase more sharply than it would have had we not leveraged. Conversely, if the value of our assets decreases, leveraging would cause our NAV to decline more sharply than it otherwise would have had we not leveraged. Similarly, any increase in our income in excess of interest payable on the borrowed funds would cause our net income to increase more than it would without the leverage, while any decrease in our income would cause net income to decline more sharply than it would have had we not borrowed. Such a decline could negatively affect our ability to make common stock distribution payments. Leverage is generally considered a speculative investment technique.

As a BDC, we generally are required to meet a coverage ratio of total assets to total borrowings and other Senior Securities, which include all of our borrowings and any preferred stock that we may issue in the future, of at least 200%. If this ratio declines below 200%, we cannot incur additional debt and could be required to sell a portion of our investments to repay some debt when it is disadvantageous to do so. This could have a material adverse effect on our operations, and may cause us to be unable to make distributions. The amount of leverage that we employ will depend on our Adviser’s and our board of directors’ assessment of market and other factors at the time of any proposed borrowing.
In addition, recent legislation under consideration by the U.S. Congress proposes to decrease this asset coverage amount such that we would be able to maintain a 1:1 ratio between our total assets and indebtedness. If this legislation is enacted, we would therefore be permitted to incur leverage beyond the current limitations of the 1940 Act, which would further increase the risks of loss in the event of a decline in the value of our assets. This legislation would also increase the risks of an investment in our common stock.
Changes in interest rates may affect our cost of capital and net investment income.
Since we intend to use debt to finance investments, our net investment income will depend, in part, upon the difference between the rate at which we borrow funds and the rate at which we invest those funds. As a result, we can offer no assurance that a significant change in market interest rates will not have a material adverse effect on our net investment income. In periods of rising interest rates when we have debt outstanding, our cost of funds will increase, which could reduce our net investment income. We expect that our long-term fixed-rate investments will be financed primarily with equity and long-term debt. We may use interest rate risk management techniques in an effort to limit our exposure to interest rate fluctuations. These techniques may include various interest rate hedging activities to the extent permitted by the 1940 Act. These activities may limit our ability to participate in the benefits of lower interest rates with respect to the hedged portfolio. Adverse developments resulting from changes in interest rates or hedging transactions could have a material adverse effect on our business, financial condition and results of operations.
You should also be aware that a rise in the general level of interest rates can be expected to lead to higher interest rates applicable to our debt investments. Accordingly, an increase in interest rates would make it easier for us to meet or exceed the incentive fee preferred return and may result in a substantial increase of the amount of incentive fees payable to our Adviser with respect to pre-incentive fee net investment income. See "Investment Advisory and Management Services Agreement."
Risks Relating to this Offering and Our Common Stock
Investors will not know the purchase price per share at the time they submit their subscription agreements, and the purchase price may be higher than the prior weekly closing price per share.
After satisfying the minimum offering requirement, the purchase price at which you purchase shares will be determined at each weekly closing date to ensure that the sales price, after deducting selling commissions and dealer manager fees, is equal to or greater than our NAV per share. As a result, in the event of an increase in our NAV per share, your purchase price may be higher than the prior weekly closing price per share, and therefore you may receive a smaller number of shares than if you had subscribed at the prior weekly closing price. See "Plan of Distribution."
This is a "best efforts" offering, and if we are unable to raise substantial funds, we will be limited in the number and type of investments we may make, and the value of your investment in us may be reduced in the event our assets under-perform.
This offering is being made on a best efforts basis, whereby the dealer manager and broker-dealers participating in the offering are only required to use their best efforts to sell our shares and have no firm commitment or obligation to purchase any of the shares. In addition, selling brokers may have more than one BDC offering to choose to emphasize to prospective purchasers, a choice that may make success in conducting the offering more difficult. Even though we have established a minimum size of our offering necessary for us to release funds from the escrow account and utilize subscription funds, such amount will not, by itself, be sufficient for us to purchase a diversified portfolio of investments. To the extent that less than the maximum number of shares is subscribed for, the opportunity for diversification of our investments may be decreased and the returns achieved on those investments may be reduced as a result of allocating all of our expenses among a smaller capital base.
The shares sold in this offering will not be listed on an exchange or quoted through a quotation system for the foreseeable future, if ever. Therefore, if you purchase shares in this offering, you will have limited liquidity and may not receive a full return of your invested capital if you sell your shares.
The shares offered by us are illiquid assets for which there is not expected to be any secondary market nor is it expected that any will develop in the future. We intend to explore a potential liquidity event for our stockholders between five and seven years following the completion of our offering stage, which may include follow-on offerings after completion of this initial offering. However, there can be no assurance that we will complete a liquidity event within such time or at all. We expect that our board of directors, in the exercise of its duties to us, will determine to pursue a liquidity event when it believes that then-current market conditions are favorable for a liquidity event, and that such an event is in our best interests. A liquidity event could include (1) the sale of all or substantially all of our assets either on a complete portfolio basis or individually followed by a liquidation, (2) a listing of our shares on a national securities exchange or (3) a merger or another transaction approved by our board in which our stockholders will receive cash or shares of a publicly traded company.
While our intention is to explore a potential liquidity event between five and seven years following the completion of our offering stage, which may be extended for an indefinite period of time, there can be no assurance that a suitable transaction will be available or that market conditions for a liquidity event will be favorable during that timeframe.
In making the decision to apply for listing of our shares, our directors will try to determine whether listing our shares or liquidating our assets will result in greater value for our stockholders. In making a determination of what type of liquidity event is in our best interests, our board of directors, including our independent directors, may consider a variety of criteria, including, but not limited to, market conditions, portfolio diversification, portfolio performance, our financial condition, potential access to capital as a listed company, market conditions for the sale of our assets or listing of our common stock and the potential for stockholder liquidity. If our shares are listed, we cannot assure you a public trading market will develop. Since a portion of the offering price from the sale of shares in this offering will be used to pay expenses and fees, the full offering price paid by stockholders will not be invested in portfolio companies. As a result, even if we do complete a liquidity event, you may not receive a return of all of your invested capital.
You should also be aware that shares of publicly traded closed-end investment companies frequently trade at a discount to their NAV. If our shares are eventually listed on a national exchange, we would not be able to predict whether our common stock would trade above, at or below NAV. This risk is separate and distinct from the risk that our NAV per share may decline.
We initially established the offering price for our shares of common stock on an arbitrary basis, and the offering price may not accurately reflect the value of our assets.
The price of our common stock was initially established on an arbitrary basis and was not based on the amount or nature of our assets or our book value. Further, we are only required under the 1940 Act to adjust our public offering price to ensure that we do not sell shares at a price which is below our NAV per share. We have adopted a policy to ensure that our NAV will not exceed 88.5% of our public offering price nor fall below 87.0% of our public offering price. However, we are not required to continue this policy and may modify it in the future. Therefore, at any given time, the offering price per share may not reflect the per share value of our interests in our portfolio companies.
Because the dealer manager is an entity under common ownership with the Sponsor, you will not have the benefit of an independent review of the prospectus customarily performed in underwritten offerings.
The dealer manager, Realty Capital Securities, is an entity under common ownership with the Sponsor and will not make an independent review of us or the offering. Accordingly, you will have to rely on your own broker-dealer to make an independent review of the terms of this offering. If your broker-dealer does not conduct such a review, you will not have the benefit of an independent review of the terms of this offering. Further, the due diligence investigation of us by the dealer manager cannot be considered to be an independent review and, therefore, may not be as meaningful as a review conducted by an unaffiliated broker-dealer or investment banker. You will not have the benefit of an independent review and investigation of this offering of the type normally performed by an unaffiliated, independent underwriter in an underwritten public securities offering. In addition, we do not, and do not expect to, have research analysts reviewing our performance or our securities on an ongoing basis. Therefore, you will not have an independent review of our performance and the value of our common stock relative to publicly traded companies.
Our dealer manager signed a Letter of Acceptance, Waiver and Consent with FINRA. Any further action, proceeding or litigation with respect to the substance of the Letter of Acceptance, Waiver and Consent could adversely affect this offering or the pace at which we raise proceeds.
In April 2013, our dealer manager received notice and a proposed Letter of Acceptance, Waiver and Consent, or AWC, from FINRA, the self-regulatory organization that oversees broker dealers, that certain violations of SEC and FINRA rules, including Rule 10b-9 under the Exchange Act and FINRA Rule 2010, occurred in connection with its activities as a co-dealer manager for a public offering. Without admitting or denying the findings, our dealer manager submitted an AWC, which FINRA accepted on June 4, 2013. In connection with the AWC, our dealer manager consented to the imposition of a censure and a fine of $60,000.
Beginning 12 months after meeting our minimum offering requirement, and on a quarterly basis thereafter, we intend to offer to repurchase your shares on a quarterly basis. As a result you will have limited opportunities to sell your shares and, to the extent are able to sell your shares under the program you may not be able to recover the amount of your investment in our shares.
Beginning 12 months after meeting our minimum offering requirement, and on a quarterly basis thereafter, we intend to commence tender offers to allow you to tender your shares on a quarterly basis at a price equal to our current NAV. As proposed, the share repurchase program will include numerous restrictions that limit your ability to sell your shares. Under the share repurchase program, shares will not be eligible for repurchase for the first year after purchase except upon death or qualifying disability of a stockholder. Consequently, you will not be eligible to participate in our share repurchase program during the first year of our offering. Further, because it may take up to one year from the effective date of our offering to meet the minimum offering requirement, it may take as long as two years after the effective date of the offering before you are eligible to participate in our share repurchase program. We intend to limit the number of shares repurchased pursuant to our proposed share repurchase program as follows: (1) we currently intend to limit the number of shares to be repurchased during any calendar year to the number of shares we can repurchase with the proceeds we receive from the sale of shares of our common stock under our distribution reinvestment plan. At the discretion of our board of directors, we may also use cash on hand, cash available from borrowings and cash from liquidation of securities investments as of the end of the applicable period to repurchase shares; (2) we do not expect to repurchase shares in any calendar year in excess of 25.0% of the weighted average number of shares outstanding in the prior calendar year; (3) unless you tender all of your shares, you must tender at least 25.0% of the amount of shares you have purchased in the offering and must maintain a minimum balance of $2,500 subsequent to submitting a portion of your shares for repurchase by us; and (4) to the extent that the number of shares put to us for repurchase exceeds the number of shares that we are able to purchase, we will repurchase shares on a pro rata basis, not on a first-come, first-served basis. Further, we will have no obligation to repurchase shares if the repurchase would violate the restrictions on distributions under federal law or Maryland law, which prohibits distributions that would cause a corporation to fail to meet statutory tests of solvency. These limits may prevent us from accommodating all repurchase requests made in any quarter. Our board of directors may amend, suspend or terminate the repurchase program upon 30 days’ notice. We will notify you of such developments (1) in the quarterly reports mentioned above or (2) by means of a separate mailing to you, accompanied by disclosure in a current or periodic report under the Exchange Act. During this offering, we will also include this information in a prospectus supplement or post-effective amendment to the registration statement, as then required under federal securities laws. In addition, although we have adopted a share repurchase program, we have discretion to not repurchase your shares, to suspend the plan, and to cease repurchases. Further, the plan has many limitations and should not be relied upon as a method to sell shares promptly and at a desired price.
The timing of our repurchase offers pursuant to our share repurchase program may be at a time that is disadvantageous to our stockholders.
When we make quarterly repurchase offers pursuant to the share repurchase program, we may offer to repurchase shares at a price that is lower than the price you paid for shares in our offering. As a result, to the extent you have the ability to sell your shares to us as part of our share repurchase program, the price at which you may sell your shares, which we expect to be equal to our current NAV, may be lower than what you paid in connection with your purchase of shares in our offering.
In addition, in the event you choose to participate in our share repurchase program, you will be required to provide us with notice of your intent to participate prior to knowing what the NAV per share will be on the closing date. Although you will have the ability to withdraw your repurchase request prior to the closing date, to the extent you seek to sell your shares to us as part of our periodic share repurchase program, you will be required to do so without knowledge of what the repurchase price of our shares will be on the closing date.
We may be unable to invest a significant portion of the net proceeds of this offering on acceptable terms in the timeframe contemplated by the prospectus.
Delays in investing the net proceeds of this offering may impair our performance. We cannot assure you that we will be able to identify any investments that meet our investment objective or that any investment that we make will produce a positive return. We may be unable to invest the net proceeds of this offering on acceptable terms within the time period that we anticipate or at all, which could harm our financial condition and operating results.
In addition, even if we are able to raise significant proceeds, we will not be permitted to use such proceeds to co-invest with certain entities affiliated with our Adviser in transactions originated by our Adviser unless we first obtain an exemptive order from the SEC. We currently intend to seek an exemptive order, and the SEC has granted exemptive relief for co-investments to BDCs in the past. However, there can be no assurance that we will obtain such relief.
We anticipate that, depending on market conditions, it may take us several months before we have raised sufficient funds to make any investments or to invest the proceeds of this offering in securities meeting our investment objective and providing sufficient diversification of our portfolio. During this period, we will invest the net proceeds of this offering primarily in cash, cash equivalents, U.S. government securities, repurchase agreements and high-quality debt instruments maturing in one year or less from the time of investment, which may produce returns that are significantly lower than the returns which we expect to achieve when our portfolio is fully invested in securities meeting our investment objective. As a result, any distributions that we pay during this period may be substantially lower than the distributions that we may be able to pay when our portfolio is fully invested in securities meeting our investment objective.
Under the terms of our charter, our board of directors is authorized to issue shares of preferred stock with rights and privileges superior to common stockholders without common stockholder approval.
Under the terms of our charter, our board of directors is authorized to issue shares of preferred stock in one or more classes or series without stockholder approval. Our board has discretion to set the terms, preferences, conversion or other rights, voting powers, restrictions, limitations as to dividends or other distributions, qualifications and terms or conditions of redemption for each class or series of preferred stock.

Every issuance of preferred stock will be required to comply with the requirements of the 1940 Act. The 1940 Act requires, among other things, that (1) immediately after issuance and before any distribution is made with respect to our common stock and before any purchase of common stock is made, such preferred stock together with all other Senior Securities must not exceed an amount equal to 50.0% of our total assets after deducting the amount of such distribution or purchase price, as the case may be, and (2) the holders of shares of preferred stock, if any are issued, must be entitled as a class to elect two directors at all times and to elect a majority of the directors if distributions on such preferred stock are in arrears by two years or more. Certain matters under the 1940 Act require the separate vote of the holders of any issued and outstanding preferred stock.
Your interest in us will be diluted if we issue additional shares, which could reduce the overall value of your investment.
Potential investors in this offering do not have preemptive rights to any shares we issue in the future. Our charter authorizes us to issue additional shares of common stock. Pursuant to our charter, a majority of our entire board of directors may amend our charter from time to time to increase or decrease the aggregate number of authorized shares of stock or the number of authorized shares of stock of any class or series without stockholder approval. After your purchase in this offering, our board may elect to sell additional shares in this or future public offerings, issue equity interests in private offerings or issue share-based awards to our independent directors or employees of our Adviser. To the extent we issue additional equity interests after your purchase in this offering, your percentage ownership interest in us will be diluted. In addition, depending upon the terms and pricing of any additional offerings and the value of our investments, you may also experience dilution in the book value and fair value of your shares.
Certain provisions of our charter and bylaws as well as provisions of the Maryland General Corporation Law could deter takeover attempts and have an adverse impact on the value of our common stock.
Our charter and bylaws, as well as certain statutory and regulatory requirements, contain certain provisions that may have the effect of discouraging a third party from attempting to acquire us. Under the Maryland General Corporation Law, "control shares" acquired in a "control share acquisition" have no voting rights except to the extent approved by a vote of two-thirds of the votes entitled to be cast on the matter, excluding shares owned by the acquiror, by officers or by employees who are directors of the corporation. Our bylaws contain a provision exempting from the Control Share Acquisition Act under the Maryland General Corporation Law any and all acquisitions by any person of our shares of stock. Our board may amend the bylaws to remove that exemption in whole or in part without stockholder approval. It is the position of the staff of the SEC’s Division of Investment Management that if a BDC fails to amend its bylaws to opt out of the Control Share Acquisition Act, the BDC acts in a manner inconsistent with the 1940 Act. The Control Share Acquisition Act (if we amend our bylaws to be subject to that Act) may discourage others from trying to acquire control of us and increase the difficulty of consummating any offer. Under the Maryland General Corporation Law, specified "business combinations," including mergers, consolidations, share exchanges, or, in circumstances specified in the statute, asset transfers or issuances or reclassifications of equity securities, between a Maryland corporation and any person who owns, directly or indirectly, 10.0% or more of the voting power of the corporation’s outstanding voting stock, and certain other parties (each an "interested stockholder"), or an affiliate of the interested stockholder, are prohibited for five years after the most recent date on which the interested stockholder becomes an interested stockholder. Thereafter any of the specified business combinations must be approved by two super majority votes of the stockholders unless, among other conditions, the corporation’s common stockholders receive a minimum price for their shares. See "Description of Our Securities - Business Combinations."
Under the Maryland General Corporation Law, certain statutory provisions permit a corporation that is subject to the Exchange Act and that has at least three independent directors to be subject to certain corporate governance provisions notwithstanding any contrary provision in the corporation’s charter and bylaws. Among other provisions, a board of directors may classify itself without the vote of stockholders. Further, our board of directors, by electing into certain statutory provisions and notwithstanding any contrary provision in the charter or bylaws, may (i) provide that a special meeting of stockholders will be called only at the request of stockholders entitled to cast at least a majority of the votes entitled to be cast at the meeting, (ii) reserve for itself the right to fix the number of directors, and (iii) retain for itself the exclusive power to fill vacancies created by the death, removal or resignation of a director. A corporation may be prohibited by its charter or by resolution of its board of directors from electing to be subject to any of the provisions of the statute. We are not prohibited from implementing any or all of the statute.
Additionally, our board of directors may, without stockholder action, authorize the issuance of shares of stock in one or more classes or series, including preferred stock; and our board of directors may, without stockholder action, amend our charter from time to time to increase or decrease the aggregate number of shares of stock or the number of shares of stock of any class or series that we have authority to issue. These provisions may inhibit a change of control in circumstances that could give the holders of our common stock the opportunity to realize a premium over the value of our common stock.

Federal Income Tax Risks
We intend to quality as a RIC and may fail to qualify as a RIC and may be subject to certain corporate-level taxes regardless of whether we continue to qualify as a RIC.
To obtain and maintain RIC tax treatment under the Code, we must meet the following annual distribution and source of income requirements and quarterly asset diversification requirements.

•
The annual distribution requirement for a RIC will be satisfied if we distribute to our stockholders on an annual basis at least 90.0% of our net ordinary income and net short-term capital gain in excess of net long-term capital loss, if any. We will be subject to corporate-level U.S. federal income tax on any of our undistributed income or gain. Additionally, we will be subject to a 4.0% nondeductible federal excise tax to the extent that we do not satisfy certain additional minimum distribution requirements on a calendar-year basis. Because we may use debt financing, we are subject to an asset coverage ratio requirement under the 1940 Act and may in the future become subject to certain financial covenants under loan and credit agreements that could, under certain circumstances, restrict us from making distributions necessary to satisfy the distribution requirement. If we are unable to obtain cash from other sources, we could fail to qualify for RIC tax treatment and thus become subject to corporate-level income tax.

•	The income source requirement will be satisfied if we obtain at least 90.0% of our gross income for each year from dividends, interest, gains from the sale of stock or securities or similar sources.

•
The asset diversification requirements must be satisfied at the end of each quarter of our taxable year. At least 50.0% of the value of our assets must consist of cash, cash equivalents, U.S. government securities, securities of other RICs, and other acceptable securities; and no more than 25.0% of the value of our assets can be invested in the securities, other than U.S. government securities or securities of other RICs, of one issuer, of two or more issuers that are controlled, as determined under applicable Code rules, by us and that are engaged in the same or similar or related trades or businesses or of certain "qualified publicly traded partnerships." Failure to meet these requirements may result in our having to dispose of certain investments quickly in order to prevent the loss of RIC status. Because most of our investments will be in private companies, and therefore will be relatively illiquid, any such dispositions could be made at disadvantageous prices and could result in substantial losses.

If we fail to qualify for or maintain RIC tax treatment for any reason and are subject to corporate income tax, the resulting corporate taxes could substantially reduce our net assets, the amount of income available for distribution and the amount of our distributions. We may also be subject to certain U.S. federal excise taxes, as well as state, local and foreign taxes.
We may have difficulty paying our required distributions if we recognize income before or without receiving cash representing such income.
For federal income tax purposes, we may be required to recognize taxable income in circumstances in which we do not receive a corresponding payment in cash. For example, if we hold debt obligations that are treated under applicable tax rules as having original issue discount (such as debt instruments with PIK interest or, in certain cases, increasing interest rates or debt instruments that were issued with warrants), we must include in income each year a portion of the original issue discount that accrues over the life of the obligation, regardless of whether cash representing such income is received by us in the same taxable year. We may also have to include in income other amounts that we have not yet received in cash, such as deferred loan origination fees that are paid after origination of the loan or are paid in non-cash compensation such as warrants or stock. We anticipate that a portion of our income may constitute original issue discount or other income required to be included in taxable income prior to receipt of cash. Further, we may elect to amortize market discounts and include such amounts in our taxable income in the current year, instead of upon disposition, as an election not to do so would limit our ability to deduct interest expenses for tax purposes.
Because any original issue discount or other amounts accrued will be included in our investment company taxable income for the year of the accrual, we may be required to make a distribution to our stockholders in order to satisfy the annual distribution requirement even though we will not have received any corresponding cash amount. As a result, we may have difficulty meeting the annual distribution requirement necessary to obtain and maintain RIC tax treatment under the Code. We may have to sell some of our investments at times or at prices we would not consider advantageous, raise additional debt or equity capital or forgo new investment opportunities for this purpose. If we are not able to obtain cash from other sources, we may fail to qualify for RIC tax treatment and become subject to corporate-level income tax.
You may have current tax liability on distributions you elect to reinvest in our common stock but would not receive cash from such distributions to pay such tax liability.
If you participate in our distribution reinvestment plan, you will be deemed to have received, and for U.S. federal income tax purposes will be taxed on, the amount reinvested in our common stock to the extent the amount reinvested was not a tax-free return of capital. As a result, unless you are a tax-exempt entity, you may have to use funds from other sources to pay your tax liability on the value of our common stock received from the distribution.

If we do not qualify as a "publicly offered regulated investment company," as defined in the Code, you will be taxed as though you received a distribution of some of our expenses.
A "publicly offered regulated investment company" is a regulated investment company whose shares are either (i) continuously offered pursuant to a public offering, (ii) regularly traded on an established securities market or (iii) held by at least 500 persons at all times during the taxable year. If we are not a publicly offered regulated investment company for any period because we fail to meet any of these required conditions, a non-corporate stockholder’s pro rata portion of our affected expenses, including our management fees, will be treated as an additional distribution to the stockholder and will be deductible by such stockholder only to the extent permitted under the limitations described below. For non-corporate stockholders, including individuals, trusts, and estates, significant limitations generally apply to the deductibility of certain expenses of a non-publicly offered regulated investment company, including advisory fees. In particular, these expenses, referred to as miscellaneous itemized deductions, are deductible to an individual only to the extent they exceed 2.0% of such a stockholder’s adjusted gross income, and are not deductible for alternative minimum tax purposes. While we anticipate that we will constitute a publicly offered regulated investment company after our first tax year, there can be no assurance that we will in fact so qualify for any of our taxable years.
ITEM 1B. UNRESOLVED STAFF COMMENTS
None.
ITEM 2. PROPERITES
We do not own any real estate or other physical properties materially important to our operations. Our executive offices are located at 405 Park Avenue, 14th Floor, New York, New York, 10022. We believe that our current office facilities are adequate for our business as we intend to conduct it.
ITEM 3. LEGAL PROCEEDINGS
Neither we nor our Adviser are currently subject to any material legal proceedings.
ITEM 4. MINE SAFETY DISCLOSURES
Not applicable.

PART II

ITEM 5. MARKET FOR REGISRANT'S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES
There is currently no market for our common stock, and we do not expect that a market for our shares will develop in the future. No stock has been authorized for issuance under any equity compensation plans. Under Maryland law, our stockholders generally will not be personally liable for our debts or obligations.
Our shares are not listed on an exchange or quoted through a quotation system. We intend to sell our shares on a continuous basis at a price of $10.00; however, to the extent that our net asset value per share increases, we will sell at a price necessary to ensure that shares are not sold at a price, after deduction of selling commissions and dealer manager fees, that is below net asset value. As a result of regulatory requirements, we will adjust our public offering price as necessary to ensure that our NAV does not exceed 90.0% of the public offering price. Additionally, in each weekly closing, we have elected to review our NAV and intend to ensure that our NAV will not fall below 87.0% or exceed 88.5% of our public offering price. Therefore, persons who tender subscriptions for shares of our common stock in this offering must submit subscriptions for a fixed dollar amount, rather than a number of shares of common stock and, as a result, may receive fractional shares of our common stock.
As of March 30, 2015, we have one stockholder of record. Set fourth below is a chart describing the classes of our securities outstanding as of December 31, 2014:

Title of Class	Amount Authorized	Amount Issued
Common stock, $0.001 par value	450,000,000	22,222	(1)
______________________________
(1) Held by AR Capital, LLC, our sponsor and sole stockholder
Distributions
Subject to our board of directors’ discretion and applicable legal restrictions, we intend to authorize and declare monthly distributions that will be paid on a monthly basis beginning no later than the first calendar quarter subsequent to the month in which the Minimum Offering Requirement is met. We will calculate each stockholder’s specific distribution amount for the month based on a distribution amount per share per day of our common stock, which will accrue daily for each stockholder from the date we accept their subscription for shares of our common stock. From time to time and not less than quarterly, our Adviser will be required to review our accounts to determine whether distributions are appropriate. We may also pay interim distributions at the discretion of our board. Each year a statement on Internal Revenue Service Form 1099-DIV (or such successor form) identifying the source of the distribution (i.e., paid from ordinary income, paid from net capital gain on the sale of securities, or a return of paid-in capital surplus which is a nontaxable distribution) will be mailed to our stockholders. Our distributions may exceed our earnings, especially during the period before we have substantially invested the proceeds from this offering. As a result, a portion of the distributions we make may represent a return of capital for tax purposes.
We may fund our cash distributions to stockholders from any sources of funds available to us including Expense Support Payments or fee waivers from our Adviser, as well as net offering proceeds and borrowings. We have not established any limit on the extent to which we may use borrowings, if any, or proceeds from this offering to fund distributions (which may reduce the amount of capital we ultimately invest in assets). Distributions made to our stockholders from our net offering proceeds will be considered a return of capital, which is the return of an investor’s original investment in us. If we make distributions that are classified as a return of capital or if the distributions we make are funded from borrowings, Expense Support Payments or fee waivers by our Adviser, these distributions can only be sustained if we achieve positive investment performance in future periods and/or our Adviser continues to make such Expense Support Payments or fee waivers. The reimbursement of Expense Support Payments to our Adviser will reduce the amount of distributions we make. There can be no assurance that we will be able to sustain distributions at any particular level or at all.
To obtain and maintain RIC tax treatment, we must, among other things, distribute at least 90.0% of our net ordinary income and net short-term capital gain in excess of net long-term capital loss, if any. In order to avoid certain excise taxes imposed on RICs, we currently intend to distribute, or be deemed to distribute, during each calendar year an amount at least equal to the sum of (1) 98.0% of our net ordinary income for the calendar year, (2) 98.2% of our capital gain in excess of capital loss for the one-year period ending on October 31 of such calendar year and (3) any net ordinary income and net capital gain for preceding years that were not distributed during such years and on which we paid no U.S. federal income tax. We can offer no assurance that we will achieve results that will permit the payment of any distributions and, if we issue Senior Securities, we will be prohibited from paying distributions if doing so causes us to fail to maintain the asset coverage ratios stipulated by the 1940 Act or if distributions are limited by the terms of any of our borrowings.

We have adopted an "opt in" distribution reinvestment plan for our common stockholders. As a result, if we make a distribution, then stockholders will receive distributions in cash unless they specifically "opt in" to the distribution reinvestment plan so as to have their cash distributions reinvested in additional shares of our common stock.
Sales of Unregistered Securities
We sold 22,222 shares to the Sponsor, our sole stockholder, on May 19, 2014, at $9.00 per share, which represents the initial offering price of $10.00 per share minus selling commissions of $0.70 per share and dealer manager fees of $0.30 per share. The proceeds were used to fund our organization and offering costs. The sale of shares to the Sponsor was exempt from registration pursuant to Section 4 (2) of the Securities Act of 1933, as amended.
Issuer Purchases of Equity Securities
None.
ITEM 6. SELECTED FINANCIAL DATA
The following selected financial data as of December 31, 2014 and for the period from April 17, 2014 (date of inception) to December 31, 2014 is derived from our financial statements. Our financial statements have been audited by KPMG, LLP, our independent registered public accounting firm as stated in their report. The data should be read in conjunction with our financial statements and related notes thereto and "Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations" included elsewhere in this report:

Balance sheet data:	As of December 31, 2014
Total assets	$71,850
Total liabilities	190,390
Total net assets (deficit)	(118,540)
Net asset value per share	$(5.33)
Income statement data:	For the Period from April 17, 2014 (date of inception) to December 31, 2014
Net loss	$(318,540)
Net loss per share - basic and diluted	$(14.33)
Other data:
Net cash used in operating activities	$(193,799)
Net cash provided by financing activities	$203,761
As of the date hereof, we have not yet commenced operations, and we have not declared any distributions or issued any shares to public investors. We have sold 22,222 shares to the Sponsor for an aggregate purchase price of $200,000. These proceeds were used to fund organization and offering costs. See the section entitled “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” and our financial statements and related notes thereto.
ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
The following discussion and analysis should be read in conjunction with the accompanying financial statements of Business Development Corporation of America II and the notes thereto, and other financial information included elsewhere in this Annual Report on Form 10-K. As used herein, the terms "we," "our" and "us" refer to Business Development Corporation of America II, a Maryland corporation. The following information contains forward looking statements, which are subject to risks and uncertainties. Should one or more of these risks or uncertainties materialize, actual results may differ materially from those expressed or implied by the forward-looking statements. Please see "Forward-looking Statements" elsewhere in this report for a description of these risks and uncertainties.
Overview
Business Development Corporation of America II, incorporated in Maryland on April 17, 2014, is an externally managed, non-diversified closed-end investment company that has elected to be treated as a business development company ("BDC") under the Investment Company Act of 1940, as amended (the "1940 Act"), and is applying the guidance of Financial Accounting Standards Board ("FASB") Accounting Standards Codification ("ASC") Topic 946, "Financial Services - Investment Companies" ("ASC 946"). As a BDC, we are required to comply with certain regulatory requirements promulgated under the 1940 Act. We intend to elect to be taxed for U.S. federal income tax purposes as a regulated investment company ("RIC") under Subchapter M of the Internal Revenue Code of 1986, as amended (the "Code"), as soon as practicable. Effective August 21, 2014, we changed our name from BDCA Senior Capital, Inc. to Business Development Corporation of America II. We are sponsored by AR Capital, LLC (the "Sponsor") and are managed by BDCA Adviser II, LLC (the "Adviser"), an entity indirectly wholly owned by the Sponsor, pursuant to the terms of the Investment Advisory and Management Services Agreement (the "Investment Advisory Agreement"). The Adviser oversees the management activities and is responsible for making investment decisions regarding our portfolio.
We are offering for sale a maximum of 300 million shares of common stock, $0.001 par value per share, at an initial offering price of $10.00 per share, subject to certain volume and other discounts, on a "best efforts" basis pursuant to a registration statement on Form N-2 , as amended and supplemented (the "Registration Statement") (File No. 333-197447), filed with the Securities and Exchange Commission (the "SEC") under the Securities Act of 1933, as amended (the "Offering"). On May 19, 2014, we sold 22,222 shares of common stock to the Sponsor for $9.00 per share, which represents the initial offering price of $10.00 per share less selling commissions of $0.70 per share and dealer manager fees of $0.30 per share consistent with the terms and disclosures of the Registration Statement. On September 8, 2014, our Registration Statement was declared effective by the SEC. Realty Capital Securities, LLC, our affiliate, serves as the dealer manager of the Offering.
If within one year from the commencement of the Offering we do not sell shares totaling gross offering proceeds of at least $2.0 million (the "Minimum Offering Requirement"), we will promptly return all funds to investors and will stop the Offering. Prior to reaching the Minimum Offering Requirement, all subscription payments will be held in an escrow account by UMB Bank, N.A., as escrow agent for our subscribers pending release to us.
We are a specialty finance company formed primarily to make debt investments in first lien, floating rate loans and, to a lesser extent, second lien loans that are generally made to U.S. companies, syndicated and have a secondary trading market ("Leveraged Loans"). We may also invest in collateralized loan obligations ("CLO"). Our CLO portfolio will primarily focus on the equity tranches of the CLO.
Investment Advisory Agreement
Pursuant to the Investment Advisory Agreement we entered into on August 21, 2014 with our Adviser, we pay our Adviser a fee for its services consisting of two components - a management fee and an incentive fee. The management fee is calculated at an annual rate of 1.0% of our average gross assets at the end of the two most recent completed calendar quarters, and is payable quarterly in arrears.
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

•
100% of our pre-incentive fee net investment income, if any, that exceeds the preferred return rate of 1.6875% in any given calendar quarter (6.75% annualized) but is less than or equal to 1.9853% in any calendar quarter (7.94% annualized) is payable to the Adviser. This portion of the of the subordinated incentive fee on income is referred to as the "catch up" and is intended to provide the Adviser with an incentive fee of 15.0% on all of our pre-incentive fee net investment income when our pre-incentive fee investment income reaches 1.9853% (7.94% annualized) in any calendar quarter; and

•
For any calendar quarter in which our pre-incentive fee net investment income exceeds 1.9853% (7.94% annualized), the subordinated incentive fee on income equals 15.0% of the amount of our pre-incentive fee net investment income, as the preferred return and catch-up will have been achieved.

Pre-incentive fee net investment income is defined as interest income, dividend income and any other income (including any other fees, other than fees for providing managerial assistance, such as commitment, organization, structuring, diligence and consulting fees or other fees we receive from portfolio companies) accrued during the calendar quarter, minus our operating expenses for the quarter (excluding the incentive fee and including but not limited to the base management fee, expenses payable under an administration agreement and any interest expense and dividends paid on any issued and outstanding preferred stock). Pre-incentive fee net investment income includes, in the case of investments with a deferred interest feature (such as original issue discount, debt instruments with payment-in-kind interest and zero coupon securities), accrued income that we have not yet received in cash. Pre-incentive fee net investment income does not include any realized capital gains, realized capital losses or unrealized capital appreciation or depreciation.
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
For the period from April 17, 2014 (date of inception) to December 31, 2014, we have not incurred any management fees, subordinated incentive fees, or capital gain incentive fees under the Investment Advisory Agreement.
Expense Support Agreement
We have entered into an Expense Support Agreement with the Adviser on August 21, 2014, whereby the Adviser may pay up to 100% of all of our operating expenses for any period beginning on the effective date of the Registration Statement, until we and the Adviser mutually agree otherwise. The Expense Support Payment for any month shall be paid by the Adviser to us in any combination of cash or other immediately available funds, and/or offsets against amounts due from us to the Adviser. The purpose of the Expense Support Payment is to reduce offering and operating expenses until we have achieved economies of scale sufficient to ensure that we are able to bear a reasonable level of expense in relation to investment income. Operating expenses subject to this agreement include expenses as defined by GAAP, including, without limitation, fees payable to the Adviser and interest on indebtedness for such period, if any.
Pursuant to the terms of the Expense Support Agreement, we have agreed to reimburse the Adviser for each Expense Support Payment no sooner than three years after such Expense Support Payment is made by the Adviser. Reimbursement shall be made as promptly as possible on a date mutually agreed to by us and the Adviser (the "Reimbursement Date") provided that (i) the operating expense ratio, defined as operating expenses excluding organization and offering expenses, base management fees, incentive fees and any interest expense attributable to our indebtedness ("Net Operating Expenses") expressed as a percentage of our net assets on the relevant measurement date, as of such Reimbursement Date is equal to or less than the operating expense ratio as of the Expense Support Payment date attributable to such specified Expense Support Payment, (ii) the annualized distribution rate as of such Reimbursement Date is equal to or greater than the annualized distribution rate as of the Expense Support Payment date attributable to such specified Expense Support Payment; (iii) such specified Expense Support Payment date is not earlier than three years prior to the Reimbursement Date; and (iv) the Expense Support Payment does not cause our Net Operating Expenses to exceed 1.5% of our net assets attributable to common shares, after taking such reimbursement into account.
As of December 31, 2014, we have not been reimbursed for any operating expenses pursuant to the Expense Support Agreement.
Dealer Manager Agreement
We entered into a dealer manager agreement on September 8, 2014 with Realty Capital Securities, LLC (the "Dealer Manager") to serve as the dealer manager of the Offering. The Dealer Manager receives fees and compensation in connection with the sale of our common stock in the Offering. The Dealer Manager receives a selling commission of up to 7.0% of the gross proceeds of the shares sold in the Offering before reallowance of commissions earned by participating broker-dealers. Alternatively, selected broker-dealers may elect to receive a fee equal to 7.5% of the gross proceeds of the shares sold in the Offering (not including selling commissions and dealer manager fees) by such participating broker-dealer, with 2.5% thereof paid at the time of such sale and 1.0% thereof paid on each anniversary of the closing of such sale up to and including the fifth anniversary of the closing of such sale. If this option is elected, the dealer manager fee will be reduced to 2.5% of gross proceeds of the shares sold in the Offering (not including selling commissions and dealer manager fees).
In addition, the Dealer Manager receives up to 3.0% of the gross proceeds of the shares sold in the Offering, before reallowance to participating broker-dealers, as a dealer manager fee. The Dealer Manager may reallow up to 1.5% of its dealer manager fee to such participating broker-dealers.
Other Related-Party Arrangements
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
In addition, we engaged RCS Advisory Services, LLC, an entity under common control with the Sponsor ("RCS"), on August 21, 2014, through the Investment Advisory Agreement. RCS will provide us with legal, compliance and marketing services and will receive fees as compensation for such services.
In addition, we engaged American National Stock Transfer, LLC an entity under common control with the Sponsor ("Transfer Agent"), on May 19, 2014, to provide us with transfer agent services. The Transfer Agent will conduct transfer agency, registrar and supervisory services for us and will receive fees as compensation for such services.
An affiliate of ours, SK Research, LLC ("SK Research"), is an entity under common control with the Sponsor. SK Research provides broker-dealers and financial advisers with the research, critical thinking and analytical resources necessary to evaluate the viability, utility and performance of investment programs. We entered into a due diligence review fee reimbursement agreement on August 29, 2014 with SK Research. SK Research is conducting its due diligence on us.
See Note 3 - Related Party Transactions and Arrangements to our financial statements included in this Annual Report on Form 10-K and "Investment Advisory Agreement", "Expense Support Agreement" and "Dealer Manager Agreement" above for a discussion of the various related-party transactions, agreements and fees.
Significant Accounting Estimates and Critical Accounting Policies
Basis of Presentation
The accompanying financial statements and related footnotes have been prepared in accordance with GAAP. Our financial statements are prepared on an accrual basis of accounting.
Use of Estimates
The preparation of financial statements in conformity with GAAP requires us to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.
Development Stage Entity
We comply with the reporting requirements of FASB ASC Topic 915, "Development Stage Entities." Pursuant to the terms of the Offering, we must receive the Minimum Offering Requirement to break escrow and commence operations. As of December 31, 2014, we had not reached such threshold. We continue to devote substantially all of its efforts to establishing the business.
Cash
Cash includes deposits held in a financial institution.
Organization and Offering Costs
We have incurred organization and offering costs in connection with the Offering. The organization and offering costs have been paid by us from the proceeds of the initial capital contribution from our Sponsor and from the proceeds of an affiliate advance. It is our plan to complete the Offering; however, there can be no assurance that our plans to raise capital will be successful.
Organization costs  - Organization costs include professional fees, regulatory fees and other costs of incorporation. These costs are expensed as incurred. As of December 31, 2014, we have incurred organization costs of $78,709.
Offering costs  - Offering costs include expenses incurred in connection with the registering and selling of shares of our common stock in connection with the Offering. These costs may include professional fees and fees paid to various regulatory agencies. As of December 31, 2014, we have incurred offering costs of $1,633,750. Pursuant to the Investment Advisory Agreement, we and the Adviser have agreed that we will not be liable for any organization and offering costs in excess of $125,000 if aggregate gross proceeds from the Offering have not exceeded $12.5 million. If aggregate gross proceeds from the Offering exceed $12.5 million, then we will not be liable for any organization and offering costs in excess of 1.5% of aggregate gross proceeds from the Offering.
As of December 31, 2014, the aggregate gross proceeds from the Offering have not exceeded $12.5 million. Accordingly, as of December 31, 2014, we recognized $78,709 in organization costs on the statement of operations and recorded $46,291 in deferred offering costs on the statement of assets and liabilities. As of December 31, 2014, the organization and offering costs incurred by us in excess of the amount the we are liable to pay has been netted with amounts due to affiliates resulting in a net due to affiliate of $50,052 that is recorded on the statement of assets and liabilities.
Deferred Offering Costs
Offering costs that we are responsible for pursuant to the Investment Advisory Agreement are treated as deferred offering costs in our statement of assets and liabilities until we receive the Minimum Offering Requirement to break escrow and commence operation per ASC 946. Upon the commencement of operations, the deferred offering costs we are responsible for pursuant to the Investment Advisory Agreement will be amortized to expense over a twelve month period on a straight-line basis. As of December 31, 2014, we had not reached the Minimum Offering Requirement and classified $46,291 as deferred offering costs on the statement of assets and liabilities.

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
Income Taxes
We intend to elect to be treated for federal income tax purposes as a RIC under Subchapter M of the Code beginning with the filing of our 2015 tax return. Generally, a RIC is exempt from federal income taxes if it distributes to stockholders at least 90% of investment company taxable income, as defined in the Code, each year. Distributions declared prior to the filing of the previous years tax return and paid prior to year-end can be carried back to the prior tax year for determining the distributions paid in such tax year. We intend to make sufficient distributions to maintain our RIC status each year. Upon electing RIC status, we are also subject to nondeductible federal excise taxes if we do not distribute at least 98% of net ordinary income each calendar year, 98.2% of capital gain net income for the one year period ending on October 31 of such calendar year and any recognized and undistributed income from prior years for which we paid no federal income taxes.
Recent Accounting Standards Updates
In June 2014, FASB issued Accounting Standards Update ("ASU") No. 2014-10, which eliminated certain financial reporting requirements of companies previously identified as "Development Stage Entities" (Topic 915). The amendments in this ASU simplify accounting guidance by removing all incremental financial reporting requirements for development stage entities. The amendments also reduce data maintenance and, for those entities subject to audit, audit costs by eliminating the requirement for development stage entities to present inception-to-date information in the statements of income, cash flows, and shareholder equity. Early application of each of the amendments is permitted for any annual reporting period or interim period for which the entity’s financial statements have not yet been issued (public business entities) or made available for issuance (other entities). Upon adoption, entities will no longer present or disclose any information required by Topic 915. For public business entities, those amendments are effective for annual reporting periods beginning after December 15, 2014, and interim periods therein. We adopted this standard on January 1, 2015. The adoption did not have a material affect on our financial statements.
We do not believe that any other recently issued, but not yet effective, accounting pronouncements, if currently adopted, would have a material effect on our financial statements.
Results of Operations
As of December 31, 2014, we have not commenced operations or acquired any assets. Additionally, our management is not aware of any material trends or uncertainties, other than national economic conditions, that may be reasonably anticipated to have a material impact on the capital resources or income to be derived from our operations.
Liquidity and Capital Resources
We will generate cash initially from the net proceeds of the Offering and, as we build our investment portfolio, from interest and dividends earned on our investments as well as proceeds from sales of our investments. Our current capital resources have come from the initial capital contribution from our Sponsor and from an affiliate advance.
Our principal demands for funds will be for portfolio investments for the payment of operating expenses, distributions to our investors, and for the payment of principal and interest on our outstanding indebtedness. Generally, cash needs for investment activities will be met through proceeds from the sale of common stock through the Offering. We may also from time to time enter into other agreements with third parties where by third parties will contribute to specific investment opportunities. Management expects that in the future, as our investment portfolio grows, our investments will generate sufficient cash flow to cover operating expenses and the payment of monthly distributions. Other potential future sources of capital include proceeds from secured or unsecured financings from banks or other lenders, proceeds from private offerings, proceeds from the sales of our investments and undistributed funds from operations.
Distributions
As of December 31, 2014, we have not yet commenced operations or acquired any assets. Therefore, we have not had any income, cash flows provided by investment operations or funds available for dividends. Subject to the discretion of our board of directors and applicable legal restrictions, we intend to authorize and declare monthly distributions that will be paid on a monthly basis beginning no later than the first calendar quarter subsequent to the month in which the Minimum Offering Requirement is met. We have also adopted an "opt in" DRIP for our common stockholders. As a result, if we make a distribution, the stockholders will receive distributions in cash unless they specifically "opt in" to the DRIP so as to have their cash distributions reinvested in additional shares of common stock.
Election as a RIC
We intend to elect to be treated as a RIC under Subchapter M of the Code and intend to maintain our qualification as a RIC thereafter. As a RIC, we generally will not have to pay corporate-level U.S. federal income taxes on any income that we distribute to our stockholders from our tax earnings and profits. To qualify and maintain our qualification as a RIC, we must, among other things, meet certain source-of-income and asset diversification requirements. In addition, in order to maintain RIC tax treatment, we must distribute to our stockholders, for each taxable year, at least 90% of our "Investment Company Taxable Income," which is generally our net ordinary income plus the excess, if any, of realized net short-term capital gain over realized net long-term capital loss, or the annual distribution requirement. Even if we qualify as a RIC, we generally will be subject to corporate-level U.S. federal income tax on our undistributed taxable income and could be subject to U.S federal excise, state, local and foreign taxes. We will be subject to a 4% nondeductible U.S. Federal excise tax unless we distribute in a timely manner an amount at least equal to 98% of net ordinary income each calendar year and 98.2% of capital gain net income for the one-year period ending on October 31 of such calendar year, if any, and any recognized and undistributed income from prior years for which we paid no federal income taxes.
Off Balance Sheet Arrangements
We currently have no off balance sheet arrangements.
ITEM 7A. QUANTITIATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
As of December 31, 2014, we have not yet commenced operations. Because we have not acquired any assets, borrowed any funds or purchased or sold any derivatives, we are currently not exposed to interest rate or foreign currency market risks.
ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA
The information required by this Item 8 is hereby incorporated by reference to our Financial Statements beginning on page F-1 of this Annual Report on Form 10-K.
ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE
None.
ITEM 9A. CONTROLS AND PROCEDURES
Disclosure Controls and Procedures
In accordance with Rules 13a-15(b) and 15d-15(b) of the Exchange Act we, under the supervision and with the participation of our Chief Executive Officer and Chief Financial Officer, carried out an evaluation of the effectiveness of our disclosure controls and procedures (as defined in Rule 13a-15(e) and Rule 15d-15(e) of the Exchange Act) as of the end of the period covered by this Annual Report on Form 10-K and determined that our disclosure controls and procedures are effective as of the end of the period covered by this Annual Report on Form 10-K.
This Annual Report on Form 10-K does not include a report of management's assessment regarding internal control over financial reporting, and we have not evaluated any change in our internal control over financial reporting that occurred during our last fiscal quarter due to a transition period established by the rules of the SEC for newly public companies.
ITEM 9B. OTHER INFORMATION
None.

PART III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE
The board of directors, including our independent directors, is responsible for monitoring and supervising the performance of our day-to-day operations by our Adviser. Directors are elected annually by our stockholders, and there is no limit on the number of times a director may be elected to office. Each director serves until the next annual meeting of stockholders or (if longer) until his or her successor is duly elected and qualifies. The Charter and bylaws provide that the number of directors shall be fixed by a resolution of the Board of Directors; provided, however, that from the commencement of our ongoing initial public offering the number of directors shall never be less than three or greater than fifteen. The number of directors on the Board is currently fixed at five.
The table set forth below lists the names and ages of each of our directors:

Name	Age	Position
Peter M. Budko	55	Chairman, President and Chief Executive Officer
William M. Kahane	66	Director
Leslie D. Michelson	64	Independent Director
Randolph C. Read	62	Independent Director
Edward G. Rendell	71	Independent Director
Business Experience of Directors
Peter M. Budko
Peter M. Budko has served as president of our company since its formation in April 2014, our chief executive officer since November 2014, as director and chairman of the board of directors of our company since December 2014 and was our chief operating officer from April 2014 until December 2014. He has also served as director and chairman of BDCA since December 2014, chief executive officer of Business Development Corporation of America (“BDCA”) since November 2014, and was president of BDCA from April 2012 until November 2014 and had served as its chief operating officer from January 2011 until November 2014. Mr. Budko has served as the chief executive officer of our Adviser since its formation in April 2014 and for BDCA Adviser, LLC (“BDCA Adviser”) since June 2010. He also served as the chief investment officer of BDCA from May 2010 until April 2012. Mr. Budko has also served as an executive officer of Realty Finance Trust, Inc. (“RFT”) and RFT’s advisor since their respective formations in November 2012, and as chief investment officer and a director of RCS Capital Corporation (“RCS Capital”) since February 2013. Mr. Budko has been a principal and a member of the investment committee of BDCA Venture Adviser, LLC (“BDCV Adviser”), the adviser to BDCA Venture, Inc. (NASDAQ: BDCV), since July 2014. Mr. Budko was a founding partner of AR Capital, LLC (“Sponsor”) and serves or has served in various executive capacities among other public, non-listed investment programs currently or formerly sponsored by our Sponsor. Mr. Budko founded and formerly served as managing director and group head of the Structured Asset Finance Group, a division of Wachovia Capital Markets from 1997 to 2006. As head of this group, Mr. Budko had responsibility for a diverse platform of structured financial and credit products, including commercial asset securitization; net lease credit financing and acquisitions; structured tax free asset exchange solutions and qualified intermediary services for real estate exchange investors. While at Wachovia, Mr. Budko acquired over $5 billion of assets. From 1987 to 1997, Mr. Budko worked in the Private Placement and Corporate Real Estate Finance Groups at NationsBank Capital Markets (predecessor to Bank of America Securities), becoming head of the Corporate Real Estate Finance group in 1990. Within the Private Placement group, Mr. Budko was responsible for the origination, structuring and placement of highly structured debt offerings by corporate issuers within NationsBank. Mr. Budko received a B.A. in Physics from the University of North Carolina.
We believe that Mr. Budko’s current experience as an executive officer of our company, the Adviser, BDCA, BDCA Adviser and BDCV Adviser, RFT and RFT’s advisor, as an executive officer and director of RCS Capital, as founding partner of our Sponsor and his experience in various executive capacities among other public, non-traded investment programs currently or formerly sponsored by our Sponsor, and significant prior financial services experience, make him well qualified to serve as our chairman of our board of directors.
William M. Kahane
William M. Kahane has been an interested director of our company since its formation in April 2014. Mr. Kahane has also served as an interested director of BDCA since its formation in May 2010 and, until March 2012, was its president. Mr. Kahane served as the president and chief operating officer of the BDCA Adviser from its formation in June 2010 until March 2012. Mr. Kahane was appointed as a director and as the executive chairman of the board of directors of American Realty Capital New York City REIT II, Inc. in January 2015. Mr. Kahane has served as the chief executive officer and president of American Realty

Capital Daily Net Asset Value Trust, Inc. (“ARC DNAV”), the ARC DNAV advisor and the ARC DNAV property manager since November 2014 and was appointed as a director and as chairman of the board of directors of ARC DNAV in December 2014. Mr. Kahane also previously served as a director of ARC DNAV from September 2010 until March 2012 and as chief operating officer and secretary of ARC DNAV, the ARC DNAV advisor and the ARC DNAV property manager from November 2014 until December 2014. Mr. Kahane has served as an executive officer of American Realty Capital Trust V, Inc. (“ARCT V”), the ARCT V advisor and the ARCT V property manager since November 2014 and in December 2014 was appointed as chief executive officer. Mr. Kahane was appointed as a director and as chairman of the board of directors of ARCT V in February 2015. Mr. Kahane has served as chief executive officer of AR Capital Acquisition Corp. since August 2014. Mr. Kahane has been an interested director for two investment companies within the ARC Income Funds, a family of investment companies, since April 2013. Mr. Kahane has served as a director of American Realty Capital New York City REIT, Inc. (“ARC NYCR”) since its formation in December 2013 and was appointed as executive chairman in December 2014. Mr. Kahane served as chief operating officer, treasurer and secretary of American Realty Capital Global Trust, Inc. (“ARC Global”), the ARC Global advisor and the ARC Global property manager from October 2014 until February 2015 and was appointed executive chairman of the board of directors of ARC Global in February 2015. Mr. Kahane was appointed as a director and executive chairman of the board of directors of American Realty Capital Global Trust II, Inc. (“ARC Global II”) in December 2014 and previously served as the chief operating officer, treasurer and secretary of ARC Global II, the ARC Global II advisor and the ARC Global II property manager from October 2014 until December 2014. Mr. Kahane was appointed a director of American Realty Capital Hospitality Trust, Inc. (“ARC HOST”) in February 2014 and was appointed as executive chairman in December 2014. Mr. Kahane previously served as the chief executive officer and president of ARC HOST from August 2013 to November 2014. Mr. Kahane has served as a director of RFT since November 2014 and was appointed as chairman in December 2014. Mr. Kahane has served as a director of American Realty Capital - Retail Centers of America, Inc. (“ARC RCA”) since its formation in July 2010 and also served as an executive officer of ARC RCA and the ARC RCA advisor from their respective formations in July 2010 and May 2010 until March 2012, and from November 2014 to December 2014, Mr. Kahane served as chief operating officer and secretary of ARC RCA and the ARC RCA advisor. Mr. Kahane has served as the president of ARC RCA and the ARC RCA advisor since November 2014 and was appointed as the chairman of the board of directors of ARC RCA and the chief executive officer of ARC RCA and the ARC RCA advisor in December 2014. Mr. Kahane was appointed as a director and as the chairman of the board of directors of American Realty Capital - Retail Centers of America II, Inc. (“ARC RCA II”) in December 2014 and has served as chief executive officer of ARC RCA II and the ARC RCA II advisor since November 2014. Mr. Kahane has served as the president of ARC RCA II and the ARC RCA II advisor since October 2014. Mr. Kahane served as chief operating officer and secretary of ARC RCA II and the ARC RCA II advisor from October 2014 to December 2014. Mr. Kahane was appointed as a director and executive chairman of the board of directors of American Realty Capital Healthcare Trust III, Inc. (“ARC HT III”) in December 2014. Mr. Kahane served as a director of American Realty Capital Properties, (“ARCP”) from February 2013 to June 2014. Mr. Kahane has also served as a director of New York Recovery REIT, Inc. (“NYRT”) since its formation in October 2009 and was appointed as executive chairman in December 2014. Mr. Kahane also previously served as president and treasurer of NYRT from its formation in October 2009 until March 2012. Mr. Kahane served as a director of ARC HT from its formation in August 2010 until January 2015 when American Realty Capital Healthcare Trust, Inc. (“ARC HT”) closed its merger with Ventas, Inc. Mr. Kahane previously served as an executive officer of ARC HT, the ARC HT advisor and the ARC HT property manager from their respective formations in August 2010 until March 2012. Mr. Kahane has served as a director of ARC HT II since March 2013 and served as executive chairman from December 2014 until February 2015. He also served as a director and executive officer of ARCP from December 2010 until March 2012. Additionally, Mr. Kahane served as an executive officer of ARCP’s former manager from November 2010 until March 2012. Mr. Kahane served as an executive officer of American Realty Capital Trust, Inc. (“ARCT”), the ARCT advisor and the ARCT property manager from their formation in August 2007 until the close of ARCT’s merger with Realty Income Corporation (“Realty Income”) in January 2013. He also served as a director of ARCT from August 2007 until January 2013. Mr. Kahane served as an executive officer of American Realty Capital Trust III, Inc. (“ARCT III”), the ARCT III advisor, and the ARCT III property manager from their formation in October 2010 until April 2012. Mr. Kahane served as a director of Phillips Edison Grocery Center REIT II, Inc. from August 2013 until January 2015. Mr. Kahane also has been the interested director of BDCA II since April 2014. Mr. Kahane served as a director of RCAP from February 2013 until December 2014, and served as chief executive officer of RCAP from February 2013 until September 2014. Mr. Kahane served as a director of Cole Real Estate Income Strategy (Daily NAV), Inc. from February 2014 until December 2014, and served as a director of Cole Credit Property Trust, Inc. from May 2014 until February 2014.
Mr. Kahane has served as a member of the investment committee of Aetos Capital Asia Advisors, a $3 billion series of opportunistic funds focusing on assets primarily in Japan and China, since 2008. Mr. Kahane began his career as a real estate lawyer practicing in the public and private sectors from 1974 to 1979 where he worked on the development of hotel properties in Hawaii and California. From 1981 to 1992, Mr. Kahane worked at Morgan Stanley & Co., or Morgan Stanley, specializing in real estate, including the lodging sector becoming a managing director in 1989. In 1992, Mr. Kahane left Morgan Stanley to establish a real estate advisory and asset sales business known as Milestone Partners which continues to operate and of which Mr. Kahane is currently the chairman. Mr. Kahane worked very closely with Mr. Schorsch while a trustee at American Financial

Realty Trust, or AFRT, from April 2003 to August 2006, during which time Mr. Kahane served as chairman of the finance committee of AFRT’s board of trustees. Mr. Kahane served as a managing director of GF Capital Management & Advisors LLC, or GF Capital, a New York-based merchant banking firm, where he directed the firm’s real estate investments, from 2001 to 2003. GF Capital offers comprehensive wealth management services through its subsidiary TAG Associates LLC, a leading multi-client family office and portfolio management services company with approximately $5 billion of assets under management. Mr. Kahane also was on the board of directors of Catellus Development Corp., a NYSE growth-oriented real estate development company, where he served as chairman. Mr. Kahane received a B.A. from Occidental College, a J.D. from the University of California, Los Angeles Law School and an MBA from Stanford University’s Graduate School of Business.
We believe that Mr. Kahane’s current and prior experience as a director and/or executive officer of the companies described above and his significant investment banking experience in real estate make him well qualified to serve as a member of our board of directors.
Leslie D. Michelson
Leslie D. Michelson was appointed as an independent director of our company in January 2011. Mr. Michelson also has served as an independent director of BDCA II since August 2014 and of ARC HT since January 2011 and as lead independent director of ARC HT since July 2012. Mr. Michelson served as an independent director of ARCT from January 2008 until the close of its merger with Realty Income in January 2013. Mr. Michelson was appointed as lead independent director of ARCT in July 2012. Mr. Michelson served as an independent director of ARC RCA from March 2012 until October 2012. Mr. Michelson also has served as an independent director of ARCP since October 2012, but has resigned effective April 1, 2015. Mr. Michelson was appointed as lead independent director of RFT in January 2013 and served as such until November 2014. Mr. Michelson served as an independent director of ARC DNAV from August 2011 until February 2012 and served as a director of NYRT from October 2009 until August 2011. Mr. Michelson has served as the chairman and chief executive officer of Private Health Management, a retainer-based primary care medical practice management company since April 2007. Mr. Michelson served as vice chairman and chief executive officer of the Prostate Cancer Foundation, the world’s largest private source of prostate cancer research funding, from April 2002 until December 2006 and currently serves on its board of directors. Mr. Michelson served on the board of directors of Catellus Development Corp. from 1997 until 2004 when the company was sold to ProLogis. Mr. Michelson was a member of the Audit Committee of the board of directors for 5 years and served at various times as the chairman of the Audit Committee and the Compensation Committee. From April 2001 to April 2002, he was an investor in, and served as an advisor or director of, a portfolio of entrepreneurial healthcare, technology and real estate companies. From March 2000 to August 2001, he served as chief executive officer and as a director of Acurian, Inc., an Internet company that accelerates clinical trials for new prescription drugs. From 1999 to March 2000, Mr. Michelson served as an adviser of Saybrook Capital, LLC, an investment bank specializing in the real estate and health care industries. From June 1998 to February 1999, Mr. Michelson served as chairman and co-chief executive officer of Protocare, Inc., a manager of clinical trials for the pharmaceutical industry and disease management firm. From 1988 to 1998, he served as chairman and chief executive officer of Value Health Sciences, Inc., an applied health services research firm he co-founded. Mr. Michelson has been a director of Nastech Pharmaceutical Company Inc., a NASDAQ-traded biotechnology company focused on innovative drug delivery technology, from 2004 to 2008, of Highlands Acquisition Company, an AMEX-traded special purpose acquisition company, from 2007 to 2009, and of G&L Realty Corp., a NYSE-traded medical office building REIT from 1995 to 2001, and of Landmark Imaging, a privately held diagnostic imaging and treatment company from 2007 to 2010. Also since June 2004 and through the present, he has been and is a director and vice chairman of ALS-TDI, a philanthropic organization dedicated to curing Amyotrophic Lateral Sclerosis (“ALS”), commonly known as Lou Gehrig’s disease. Mr. Michelson received his B.A. from The Johns Hopkins University in 1973 and a J.D. from Yale Law School in 1976.
We believe that Mr. Michelson’s current experience as lead independent director of ARC HT and RFT; his previous experience as a member of the board of directors of ARC DNAV, NYRT, ARC RCA and ARCT, and Catellus Development Corp. and his legal education make him well qualified to serve as a member of our Board of Directors.
Randolph C. Read
Randolph C. Read was appointed as an independent director of our company in December 2014. Mr. Read has been President and Chief Executive Officer of Nevada Strategic Credit Investments, LLC since 2009. From 2007 to 2009 Mr. Read served with The Greenspun Corporation, lastly as Executive Director and President, whose companies included its wholly owned subsidiary American Nevada Realty. Mr. Read has previously served as President of a variety of other companies, including International Capital Markets Group, Inc. Mr. Read serves on the Board of Directors of Health Care Trust, Inc. (as non-executive chairman), New York REIT, Inc., Pacific Millennium Packaging Group Corporation (China) and the advisory board of the Flying Food Group, LLC and has previously served on a number of public and private company boards. He has an M.B.A. in Finance from the Wharton Graduate School of the University of Pennsylvania and a B.S. from Tulane University.
We believe that Mr. Read’s prior business experience and his leadership qualities make him well-qualified to serve as a member of our Board of Directors.

Edward G. Rendell
Edward G. Rendell was appointed as an independent director of our company in August 2014. Governor Rendell also has served as an independent director of ARCT III from March 2012 until the close of its merger with ARCP in February 2013, as an independent director of BDCA since January 2011 and as an independent director of ARC RCA since October 2012. Governor Rendell served as an independent director of ARCP from July 2011 until October 2012. Governor Rendell was reappointed as an independent director of ARCP in February 2013, but has resigned effective April 1, 2015. Mr. Rendell was appointed as an independent director of ARC Global in May 2012. Governor Rendell also served as an independent director of ARC HT from January 2011 until March 2012. Governor Rendell served as the 45th Governor of the Commonwealth of Pennsylvania from January 2003 through January 2011. As the Governor of the Commonwealth of Pennsylvania, he served as the chief executive of the nation’s 6th most populous state and oversaw a budget of $28.3 billion. He also served as the Mayor of Philadelphia from January 1992 through January 2000. As the Mayor of Philadelphia, he eliminated a $250 million deficit, balanced the city’s budget and generated five consecutive budget surpluses. He was also the General Chairperson of the National Democratic Committee from November 1999 through February 2001. Governor Rendell served as the District Attorney of Philadelphia from January 1978 through January 1986. In 1986 he was a candidate for governor of the Commonwealth of Pennsylvania. In 1987, he was a candidate for the mayor of Philadelphia. From 1988 through 1991, Governor Rendell was an attorney at the law firm of Mesirov, Gelman and Jaffe. From 2000 through 2002, Governor Rendell was an attorney at the law firm of Ballard Spahr. Governor Rendell worked on several real estate transactions as an attorney in private practice. An Army veteran, Governor Rendell holds a B.A. from the University of Pennsylvania and a J.D. from Villanova Law School.
We believe that Governor Rendell’s current experience as an independent director of ARCT III, ARC RCA and ARC Global, his prior experience as an independent director of ARC HT, his over thirty years of legal, political and management experience gained from serving in his capacities as the Governor of Pennsylvania and as the Mayor and District Attorney of Philadelphia, including his experience in overseeing the acquisition and management of Pennsylvania’s real estate development transactions, including various state hospitals, make him well qualified to serve as a member of our Board of Directors.
Executive Officers
The following table presents certain information as of March 30, 2015 concerning each of our executive officers:

Name	Age	Principal Occupation and Positions Held
Peter M. Budko	55	Chairman, Chief Executive Officer and President
Katie P. Kurtz	35	Chief Financial Officer, Treasurer and Secretary
Walter D. Karle	46	Chief Compliance Officer
Please see “Business Experience of Directors” above for biographical information about Peter M. Budko.
Katie P. Kurtz
Katie P. Kurtz has served as our chief financial officer, treasurer and secretary since August 2014. She currently also serves as chief accounting officer of BDCA and RFT, chief financial officer and treasurer of BDCA Venture, Inc. and as vice president of our Sponsor. Prior to joining our Sponsor in July 2013, Ms. Kurtz was employed as vice president by The Carlyle Group, where she served as chief accounting officer for Carlyle GMS Finance, Inc., Carlyle’s business development company. From 2010 to 2012, Ms. Kurtz served as director of finance and controller for New Mountain Finance Corporation, an exchange-traded business development company. Prior to New Mountain, Ms. Kurtz served as controller at Solar Capital Ltd, an exchange-traded business development company, and in various accounting and financial reporting roles at GFI Group, Inc. Ms. Kurtz began her career at PricewaterhouseCoopers, LLP. She is a licensed certified public accountant in New York State. Ms. Kurtz holds a B.S. in Accountancy and a B.A. in German from Wake Forest University and a Master of Science in Accountancy from Wake Forest University.
Walter D. Karle
Walter D. Karle has served as our chief compliance officer since August 2014 and previously served as deputy chief compliance officer of Realty Capital Securities, LLC (“RCS” or our “Dealer Manager”) from May 2013 until February 2015. He joined RCS in May of 2013, and prior to RCS, Mr. Karle was a Compliance Officer at Matrix Capital from April 2010 to February 2013. Prior to Matrix Capital, Mr. Karle worked as an attorney in private practice. Mr. Karle received his J.D. from Touro College Jacob D. Fuchsberg Law Center, and graduated with a B.S. from the University of Massachusetts Amherst. He currently holds FINRA series 7, 24 and 63 licenses.
Section 16(a) Beneficial Ownership Reporting Compliance
Section 16(a) of the Exchange Act requires that our officers and directors and persons who beneficially own more than 10% of the Common Stock to file initial reports of ownership of such securities and reports of changes in ownership of such securities with the SEC. Such officers, directors and 10% stockholders of our company are also required by SEC regulations to furnish us with copies of all Section 16(a) forms they file. Specific due dates for those reports have been established and we are required to report herein of any failure to file such reports by those due dates. Based solely on our review of the copies of such forms received by it with respect to the period from April 17, 2014 (date of inception) to December 31, 2014, all reports were filed on a timely basis, except that the initial filing required on Form 3 for Mr. Randolph C. Read, one of our directors, who currently has no ownership of such securities, was inadvertently filed late. The Form 3 was filed for Mr. Read on March 16, 2015.
Code of Ethics
The Board of Directors adopted our Code of Business Conduct and Ethics (the "Code of Ethics") that applies to the registrant's principal executive officer, principal financial officer and principal accounting officer. The Code of Ethics covers topics including, but not limited to, conflicts of interest, confidentiality of information, full and fair disclosure, reporting of violations and compliance with laws and regulations. The Code of Ethics is available to any stockholder who requests it c/o Business Development Corporation of America II, 405 Park Avenue, 14th Floor, New York, New York 10022 and is also available on our website at www.bdca2.com. Any amendments to or waivers of the Code of Ethics will also be disclosed on our website.
Audit Committee
Each member of the audit committee is independent for purposes of the Investment Company Act of 1940, as amended (the “Investment Company Act”). Our audit committee consists of Messrs. Michelson (Chairman) and Read. The Board has determined that Mr. Michelson is qualified as an “audit committee financial expert” as defined in Item 407(d)(5) of Regulation S-K and the rules and regulations of the SEC and is an independent director.
Valuation Committee
Each member of the valuation committee is independent for purposes of the Investment Company Act. The valuation committee establishes guidelines and makes recommendations to the Board of Directors regarding the valuation of our loans and investments. The valuation committee is responsible for aiding our board of directors in fair value pricing of debt and equity securities that are not publicly traded or for which current market values are not readily available. The Board of Directors and valuation committee may utilize the services of an independent valuation firm to help them determine the fair value of these securities. Messrs. Michelson (Chairman) and Rendell serve as members of the valuation committee.
Nominating and Corporate Governance Committee
Each member of the nominating and corporate governance committee is independent for purposes of the Investment Company Act. The nominating and corporate governance committee is responsible for selecting, researching and nominating directors for election by our stockholders, selecting nominees to fill vacancies on the Board of Directors or a committee of the Board of Directors, developing and recommending to the Board of Directors a set of corporate governance principles and overseeing the evaluation of the board and our management. Messrs. Michelson (Chairman) and Rendell serve as the members of our nominating and corporate governance committee.
ITEM 11. EXECUTIVE COMPENSATION
Compensation of Directors
The following table sets forth information regarding compensation of our directors for the period from April 17, 2014 (date of inception) to December 31, 2014:

Name	Fees Paid in Cash ($)	Stock Awards ($)	Option Awards ($)	Non-Equity Incentive Plan Compensation ($)	Changes in Pension Value and Nonqualified Deferred Compensation Earnings ($)	All Other Compensation ($)	Total Compensation ($)
Peter M. Budko(1)	$—	$—	$—	$—	$—	$—	$—
William M. Kahane (1)	—	—	—	—	—	—	—
Leslie D. Michelson(2)	—	—	—	—	—	—	—
Randolph C. Read(2)	—	—	—	—	—	—	—
Edward G. Rendell(2)	—	—	—	—	—	—	—
______________________________
(1) Messrs. Budko and Kahane receive no additional compensation for serving as a director or executive officer.
(2) As of December 31, 2014, we have not met its minimum offering requirement. As a result, no director received any compensation for serving as director for the period from April 17, 2014 (date of inception) to December 31, 2014.
Prior to meeting our minimum offering requirement of $2.0 million (the Minimum Offering Requirement”), our directors are not entitled to compensation. Subsequent to meeting the Minimum Offering Requirement, independent directors will receive an annual fee of $20,000 plus reimbursement of any reasonable out-of pocket expenses incurred in connection with their service on the board. In addition, the chairman of the audit committee will receive an annual fee of $5,000 and the chairman of each of the nominating and corporate governance committee and the valuation committee will receive an annual fee of $2,500 for their additional services in these capacities. In addition, our independent directors will receive compensation for the in-person attendance of certain industry-related events and seminars in the amount of (1) $2,500 for each day of an external seminar, conference, panel, forum or other industry-related event that does not exceed four hours or (2) $5,000 for each day of an external seminar, conference, panel, forum or other industry-related event that exceeds four hours. In addition, we have purchased directors’ and officers’ liability insurance on behalf of our directors and executive officers.
Compensation Committee Interlocks and Insider Participation
We currently do not have a compensation committee of our Board because we do not pay any compensation to our officers. Our independent directors participate in the consideration of independent director compensation. There are no interlocks or insider participation as to compensation decisions required to be disclosed pursuant to SEC regulations.
Compensation Committee Report
We currently have no employees. Our Adviser performs our day-to-day management functions. Our current executive officers, Peter M. Budko, Katie P. Kurtz and Walter D. Karle are all employees of the Adviser and do not receive any compensation directly from us for the performance of their duties as executive officers. Our former chief executive officer, Nicholas S. Schorsch, who resigned in December 2014, is a controlling person of our Sponsor and did not receive any compensation directly from us for the performance of his duties as chief executive officer. As a result, we do not have, and the Board has not considered, a compensation policy or program for our executive officers and has not included in this Annual Report on Form 10-K a “Compensation Discussion and Analysis,” a report with respect to executive compensation, a non-binding stockholder advisory vote on compensation of executives or a non-binding stockholder advisory vote on the frequency of the stockholder vote on executive compensation. See “Certain Relationships and Related Transactions” below for a discussion of fees and expenses payable to the Adviser and its affiliates.
ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGMENT AND RELATED STOCKHOLDER MATTERS
The following table sets forth information regarding the beneficial ownership of our Common Stock as of March 30, 2015, in each case including shares of Common Stock which may be acquired by such persons within 60 days, by each person known by us to be the beneficial owner of more than 5% of its outstanding shares of Common Stock based solely upon the amounts and percentages contained in the public filings of such persons; each of our executive officers and directors; and all of our executive officers and directors as a group.

Beneficial Owner (1)
AR Capital, LLC	22,222	(3)	100%	(2)
Interested Directors:
Peter M. Budko	—		—
William M. Kahane	—		—
Independent Directors:
Leslie D. Michelson	—		—
Randolph C. Read	—		—
Edward G. Rendell	—		—
Executive Officers (that are not directors):
Katie P. Kurtz	—		—
Walter D. Karle	—		—
All directors and executive officers as a group (7 persons)	22,222		100%
______________________________

(1)	The business address of each individual or entity listed in the table is 405 Park Avenue, 3rd Floor, New York, New York 10022.

(2)	Based on a total of 22,222 shares of common stock issued and outstanding on March 30, 2015.

(3)	Represents shares held by our Sponsor, which is indirectly majority-owned by Nicholas S. Schorsch and William M. Kahane. Peter M. Budko is a member of our Sponsor.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE
Certain Relationships and Related Transactions
We have procedures in place for the review, approval and monitoring of transactions involving us and certain persons related to us. For example, our Code of Ethics generally prohibits any employee, officer or director from engaging in any transaction where there is a conflict between such individual’s personal interest and our interests. Waivers to the Code of Business Conduct and Ethics for any executive officer or member of the Board must be approved by the Board and are publicly disclosed as required by applicable law and regulations. In addition, the audit committee is required to review and approve all related-party transactions (as defined in Item 404 of Regulation S-K promulgated under the Securities Exchange Act of 1934, as amended (the “Exchange Act”)).
Adviser
We have entered into an investment advisory agreement with the Adviser whereby the Adviser manages our day-to-day operations. Our Adviser is indirectly wholly owned by our Sponsor, which is controlled by Mr. Schorsch and Mr. Kahane, a member of the Board of Directors. Our executive officers and the Adviser’s investment professionals may also serve as principals of other investment managers affiliated with the Adviser or our Sponsor that may in the future manage investment funds with investment objectives similar to ours.
For the period from April 17, 2014 (date of inception) to December 31, 2014, no management or incentive fees were paid to the Adviser.
Our Sponsor, pursuant to a private placement, contributed an aggregate of $200,000 to purchase 22,222 shares of common stock at $9.00 per share, which represents the public offering price at that time of $10.00 per share minus selling commissions of $0.70 per share and dealer manager fees of $0.30 per share. Because no sales commission or dealer manager fees were paid on the gross offering proceeds from the private placement, the per share net offering proceeds received by us from the private placement were equal to the per share net offering proceeds that we received from investors who purchased our shares at a price of $10.00 in this offering. Our Sponsor will not tender any of its shares for repurchase as long as it continues to serve as our investment adviser.
Any transaction with our affiliates must be on terms no less favorable than could be obtained from an unaffiliated third party and must be approved by a majority of the directors, including a majority of disinterested directors.
Expense Support Agreement
The Adviser and its affiliates may incur and pay costs and fees on behalf of us which may be reimbursable to the Adviser. We and the Adviser have entered into the Expense Support Agreement whereby the Adviser may pay us up to 100% of all offering and operating expenses for any period beginning on the effective date of the Registration Statement, until the Adviser and we mutually agree otherwise. The Expense Support Payment for any month shall be paid by the Adviser to us in cash and/or offsets against amounts due from us to the Adviser, no later than five business days after the end of such month.
Offering and operating expenses subject to this agreement included offering costs incurred in connection with our ongoing offering of common stock, which are recorded as a component of equity, and expenses as defined by U.S. GAAP, including, without limitation, advisory fees payable and interest on indebtedness for such period, if any.
Pursuant to the terms of the Expense Support Agreement, we have agreed to reimburse the Adviser for each Expense Support Payment no sooner than three years after such Expense Support Payment is made by the Adviser. Reimbursement shall be made as promptly as possible on a date mutually agreed to by us and the Adviser (the "Reimbursement Date") provided that (i) the operating expense ratio, defined as operating expenses excluding organization and offering expenses, base management fees, incentive fees and any interest expense attributable to our indebtedness ("Net Operating Expenses") expressed as a percentage of our net assets on the relevant measurement date, as of such Reimbursement Date is equal to or less than the operating expense ratio as of the Expense Support Payment date attributable to such specified Expense Support Payment, (ii) the annualized distribution rate as of such Reimbursement Date is equal to or greater than the annualized distribution rate as of the Expense Support Payment date attributable to such specified Expense Support Payment; (iii) such specified Expense Support Payment date is not earlier than three years prior to the Reimbursement Date; and (iv) the Expense Support Payment does not cause our Net Operating Expenses to exceed 1.5% of our net assets attributable to common shares, after taking such reimbursement into account.
If an Expense Support Payment has not been reimbursed within three years of the date such Expense Support Payment was incurred, our obligation to pay such Expense Support Payment shall automatically terminate, and be of no further effect.
For the period from April 17, 2014 (date of inception) to December 31, 2014, no Expense Support Payments were made by our Adviser.

Dealer Manager
We have entered into a dealer manager agreement with our Dealer Manager. We will pay to our Dealer Manager 7% of the gross offering proceeds from our initial public offering, except that no selling commissions will be paid on shares sold under our distribution reinvestment plan. Our Dealer Manager may reallow all or a portion of the selling commission to participating broker-dealers. Alternatively, a participating broker-dealer is permitted to elect to receive a fee equal to 7.5% of gross proceeds from the sale of shares by such participating broker-dealer, with 2.5% thereof paid at the time of such sale and 1% thereof paid on each anniversary of the closing of such sale up to and including the fifth anniversary of the closing of such sale, in which event, a portion of the dealer manager fee will be reallowed such that the combined selling commission and dealer manager fee do not exceed 10% of gross proceeds of our primary offering. Our Dealer Manager is required to repay to us any excess amounts received over FINRA’s 10% cap if the offering is abruptly terminated before reaching the maximum amount of offering proceeds. Additionally, we will pay to our Dealer Manager a dealer manager fee equal to 3% of the gross offering proceeds of our primary offering; we will not pay a dealer manager fee with respect to sales under our distribution reinvestment plan. Our Dealer Manager is permitted to reallow all or part of the dealer manager fee to participating broker-dealers. For the period from April 17, 2014 (date of inception) to December 31, 2014, the Dealer Manager has not been paid selling commissions or dealer manager fees on the sale of shares in our primary offering.
Nicholas S. Schorsch and William M. Kahane, one of our directors, together indirectly own a majority of the ownership and voting interests of the parent company that owns our Dealer Manager.
The parent company of our Dealer Manager is under common ownership with our Sponsor and the Adviser is owned directly or indirectly by our Sponsor. Our Sponsor is owned by current or former officers and/or directors of ours as follows: Nicholas S. Schorsch, our former chairman and chief executive officer, and William M. Kahane, a member of our Board of Directors, own a controlling interest in our Sponsor, and Peter M. Budko, our current chairman, chief executive officer and president, is an equity holder of our Sponsor.
Advisory Services
An affiliate of ours, RCS Advisory Services, LLC ("RCS"), is an entity under common control with the Sponsor. RCS performs legal, compliance and marketing services for us through the Investment Advisory Agreement. As of December 31, 2014 we have incurred charges of $264,076 related to legal, compliance and marketing services provided by RCS.
Transfer Agent
Our transfer agent, American National Stock Transfer, LLC, is an entity under common control with our Sponsor. The transfer agent conducts transfer agency, registrar and supervisory services for us. As of December 31, 2014, we incurred transfer agent fees of $72,377.
Due Diligence
An affiliate of ours, SK Research, LLC ("SK Research"), is an entity under common control with the Sponsor. SK Research provides broker-dealers and financial advisors with the research, critical thinking and analytical resources necessary to evaluate the viability, utility and performance of investment programs. As of December 31, 2014 we have been charged $40,000 by SK Research to conduct due diligence on us.
Director Independence
The Charter and Bylaws provide for a board of directors with no fewer than three and no more than fifteen directors, a majority of whom must be independent. Under the Charter, a director is considered independent if he or she is not an “interested person” as that term is defined under Section 2(a)(19) of the Investment Company Act. Section 2(a)(19) of the Investment Company Act defines an “interested person” to include, among other things, any person who has, or within the last two years had, a material business or professional relationship with us. The members of the Board of Directors who are not independent directors are referred to as interested directors. The Board of Directors has determined that Leslie D. Michelson, Randolph C. Read and Edward G. Rendell do not qualify as “interested persons” as defined by Section 2(a)(19) of the Investment Company Act and qualify as independent directors.
ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES
Independent Registered Accounting Firm
The audit committee of the Board of Directors has selected and appointed KPMG LLP (“KPMG”) as our independent registered public accounting firm to audit our financial statements for the fiscal year ending 2015. KPMG has audited our financial statements for the period from April 17, 2014 (date of inception) to December 31, 2014. KPMG was selected and appointed as our independent registered public accounting firm on February 2, 2015.
Until its resignation on January 22, 2015, Grant Thornton LLP (“Grant Thornton”) had served as our independent registered public accounting firm. Grant Thornton’s audit report on our financial statements for the period from April 17, 2014

(date of inception) through June 30, 2014 did not contain an adverse opinion or disclaimer of opinion, nor was it qualified or modified as to uncertainty, audit scope or accounting principles. During our most recent fiscal year and the subsequent interim period from January 1, 2015 through January 22, 2015, (i) there were no disagreements between us and Grant Thornton on any matters of accounting principles or practices, financial statement disclosure or auditing scope or procedure, which disagreements, if not resolved to the satisfaction of Grant Thornton, would have caused Grant Thornton to make reference to the subject matter of the disagreement in its report on our financial statements, and (ii) there were no “reportable events” as that term is defined in Item 304(a)(1)(v) of Regulation S-K.
Since our formation in April 2014 and through the end of the fiscal period ended December 31, 2014 and the subsequent interim period from January 1, 2015 through February 2, 2015, neither us nor anyone acting on behalf of us, consulted KPMG regarding (i) the application of accounting principles to a specified transaction, either completed or proposed, or the type of audit opinion that might be rendered on our financial statements, and neither a written report nor oral advice was provided to us that KPMG concluded was an important factor considered by us in reaching a decision as to an accounting, auditing or financial reporting issue; or (ii) any matter that was either the subject of a disagreement (as defined in paragraph (a)(1)(iv) of Item 304 of Regulation S-K and the related instructions thereto) or “a reportable event” (as that term is defined in Item 304(a)(1)(v) of Regulation S-K).
Fees
Aggregate fees for professional services rendered by KPMG and Grant Thornton for the period from April 17, 2014 (date of inception) to December 31, 2014 were as follows:
Audit Fees
Audit fees accrued were $80,000 for the period from April 17, 2014 (date of inception) to December 31, 2014 for professional services rendered by KPMG for the audit of our annual financial statements included in our annual report on Form 10-K.
Audit fees of $47,793 were billed by Grant Thornton for audit and quarterly review services provided during 2014.
Audit-Related Fees
There were no audit related fees billed for the period from April 17, 2014 (date of inception) to December 31, 2014.
Tax Fees
There were no tax fees billed for the period from April 17, 2014 (date of inception) to December 31, 2014.
All Other Fees
There were no other fees billed for the period from April 17, 2014 (date of inception) to December 31, 2014.
Pre-Approval Policies and Procedures
In considering the nature of the services provided by the independent auditor, the Audit Committee determined that such services are compatible with the provision of independent audit services. The Audit Committee discussed these services with the independent auditor and our management to determine that they are permitted under the rules and regulations concerning auditor independence promulgated by the SEC to implement the related requirements of the Sarbanes-Oxley Act of 2002, as well as the Public Company Accounting Oversight Board. All services rendered by KPMG were pre-approved by the Audit Committee and consisted of 100% audit services.

PART IV

ITEM 15. EXHIBITS AND FINANCIAL STATEMENT SCHEDULES
Financial Statement Schedules
See the Index to Financial Statements on page F-1 of this report.
Exhibits
The following exhibits are included, or incorporated by reference, in this Annual Report on Form 10-K for the period from April 17, 2014 (date of inception) to December 31, 2014 (and are numbered in accordance with Item 601 of Regulation S-K).

Exhibit No.	Description
3.1(1)	Articles of Amendment and Restatement
3.2(1)	Amended and Restated Bylaws
4.1(2)	Form of Subscription Agreement
4.2 (1)	Distribution Reinvestment Plan
10.1(3)	Investment Advisory and Management Services Agreement dated as of August 21, 2014 between Registrant and BDCA Adviser II, LLC
10.2(1)	Escrow Agreement dated as of September 8, 2014 between Registrant and UMB Bank, N.A.
10.3(3)	Expense Support Agreement dated as of August 21, 2014 between Registrant and BDCA Adviser II, LLC
10.4(3)	Dealer Manager Agreement dated as of September 8, 2014 between Registrant and Realty Capital Securities, LLC
10.5*	Form of Indemnification Agreement
16.1*	Letter from Grant Thornton, LLP to the Securities Exchange Commission dated March 30, 2015
31.1*	Certification of the Principal Executive Officer of the Company pursuant to Securities Exchange Act Rule 13a-14(a) or 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2 *	Certification of the Principal Financial Officer of the Company pursuant to Securities Exchange Act Rule 13a-14(a) or 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32 *
Written statements of the Principal Executive Officer and Principal Financial Officer of the Company pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

______________________________

*	Filed herewith.
(1)	Filed as an exhibit to Pre-Effective Amendment No.1 to the Company's Registration Statement on Form N-2 (File No. 333-197447) and herein incorporated by reference.
(2)	Filed as Appendix A to the Company's Prospectus dated September 8, 2014 (File No. 333-197447) and herein incorporated by reference.
(3)	Filed as an exhibit to the Company's Quarterly Report on Form 10-Q filed with the SEC on October 27, 2014 and herein incorporated by reference.

BUSINESS DEVELOPMENT CORPORATION OF AMERICA II

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

BUSINESS DEVELOPMENT CORPORATION OF AMERICA II
By	/s/ Peter M. Budko
Peter M. Budko
Chief Executive Officer, President and Chairman of the Board of Directors
Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, this annual report on Form 10-K has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Name	Title	Date

/s/ Peter M. Budko	Chief Executive Officer, President and Chairman of the Board of Directors (Principal Executive Officer)	March 30, 2015
Peter M. Budko

/s/ Katie P. Kurtz	Chief Financial Officer, Treasurer and Secretary (Principal Financial and Principal Accounting Officer)	March 30, 2015
Katie P. Kurtz

/s/ William M. Kahane	Director	March 30, 2015
William M. Kahane

/s/ Leslie D. Michelson	Independent Director	March 30, 2015
Leslie D. Michelson

/s/ Randolph C. Read	Independent Director	March 30, 2015
Randolph C. Read

/s/ Edward G. Rendell	Independent Director	March 30, 2015
Edward G. Rendell

BUSINESS DEVELOPMENT CORPORATION OF AMERICA II

Report of Independent Registered Public Accounting Firm

The Board of Directors and Shareholder
Business Development Corporation of America II:
We have audited the accompanying statement of assets and liabilities of Business Development Corporation of America II (the Company) (a development stage entity) as of December 31, 2014, and the related statements of operations, changes in net assets (deficit), and cash flows for the period from April 17, 2014 (date of inception) through December 31, 2014. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audit.
We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.
In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Business Development Corporation of America II (a development stage entity) as of December 31, 2014, and the results of its operations, the changes in its net assets (deficit) and its cash flows for the period from April 17, 2014 (date of inception) through December 31, 2014, in conformity with U.S. generally accepted accounting principles.

/s/ KPMG LLP
New York, New York
March 30, 2015

BUSINESS DEVELOPMENT CORPORATION OF AMERICA II
(A Maryland Corporation in the Development Stage)

STATEMENT OF ASSETS AND LIABILITIES

December 31, 2014
Assets
Cash	$9,962
Deferred offering costs	46,291
Prepaid expenses and other assets	15,597
Total assets	$71,850

Liabilities
Accrued accounting and tax fees	$101,155
Accrued legal fees	28,826
Due to affiliate	50,052
Accounts payable and other accrued expenses	10,357
Total liabilities	$190,390

Commitments and contingencies (Note 4)

Net Assets
Preferred stock, $0.001 par value, 50,000,000 authorized, none issued and outstanding	$—
Common stock, $0.001 par value, 450,000,000 shares authorized, 22,222 shares issued and outstanding	22
Additional paid-in capital	199,978
Accumulated deficit during the development stage	(318,540)
Total net assets (deficit)	(118,540)
Total liabilities and net assets (deficit)	$71,850

Net asset value per share	$(5.33)

The accompanying notes are an integral part of these financial statements.

BUSINESS DEVELOPMENT CORPORATION OF AMERICA II
(A Maryland Corporation in the Development Stage)

STATEMENT OF OPERATIONS

For the Period from April 17, 2014 (date of inception) to December 31, 2014
Income	$—
Expenses:
Accounting and tax fees	101,155
Organization costs	78,709
Transfer agent fees	72,377
Legal fees	39,136
Insurance expense	17,498
General and administrative expenses	9,665
Total expenses	318,540
Net loss	$(318,540)

Decrease in net assets from operations	$(318,540)
Net loss per share - basic and diluted	$(14.33)
Weighted average shares outstanding - basic and diluted	22,222
The accompanying notes are an integral part of these financial statements.

BUSINESS DEVELOPMENT CORPORATION OF AMERICA II
(A Maryland Corporation in the Development Stage)

STATEMENT OF CHANGES IN NET ASSETS (DEFICIT)

For the Period from April 17, 2014 (date of inception) to December 31, 2014
Operations:
Net loss	$(318,540)
Net decrease in net assets from operations	$(318,540)
Capital transactions:
Proceeds from issuance of common stock	$200,000
Net increase in net assets from capital transactions	200,000
Total decrease in net assets (deficit)	$(118,540)
Net assets at beginning of period	$—
Net assets (deficit) at end of period	$(118,540)

The accompanying notes are an integral part of these financial statements.

BUSINESS DEVELOPMENT CORPORATION OF AMERICA II
(A Maryland Corporation in the Development Stage)

STATEMENT OF CASH FLOWS

For the Period from April 17, 2014 (date of inception) to December 31, 2014
Cash flows from operating activities:
Decrease in net assets from operations	$(318,540)
Adjustments to reconcile net loss to net cash used in operating activities:
Increase in prepaid expenses and other assets	(15,597)
Increase in accrued accounting and tax fees	101,155
Increase in accrued legal fees	28,826
Increase in accounts payable and accrued expenses	10,357
Net cash used in operating activities:	$(193,799)
Cash flows from financing activities:
Proceeds from issuances of common stock	$200,000
Financing proceeds from affiliate	1,637,511
Receivable from affiliate	(1,587,459)
Increase in deferred offering costs	(46,291)
Net cash provided by financing activities:	$203,761

Net increase in cash	$9,962
Cash, beginning of period	—
Cash, end of period	$9,962

Supplemental information
Interest paid on insurance during the period	$50

The accompanying notes are an integral part of these financial statements.

BUSINESS DEVELOPMENT CORPORATION OF AMERICA II
(A Maryland Corporation in the Development Stage)

NOTES TO FINANCIAL STATEMENTS
December 31, 2014

Note 1 - Organization and Business Operations
Business Development Corporation of America II (the "Company"), incorporated in Maryland on April 17, 2014, is an externally managed, non-diversified closed-end investment company that has elected to be treated as a business development company ("BDC") under the Investment Company Act of 1940, as amended (the "1940 Act"), and is applying the guidance of Financial Accounting Standards Board ("FASB") Accounting Standards Codification ("ASC") Topic 946, "Financial Services - Investment Companies" ("ASC 946"). As a BDC, the Company is required to comply with certain regulatory requirements promulgated under the 1940 Act. The Company intends to elect to be taxed for U.S. federal income tax purposes as a regulated investment company ("RIC") under Subchapter M of the Internal Revenue Code of 1986, as amended (the "Code"), as soon as practicable. Effective August 21, 2014, the Company changed its name from BDCA Senior Capital, Inc. to Business Development Corporation of America II. The Company is sponsored by AR Capital, LLC (the "Sponsor") and is managed by BDCA Adviser II, LLC (the "Adviser"), an entity indirectly, wholly-owned by the Sponsor, pursuant to the terms of the Investment Advisory and Management Services Agreement (the "Investment Advisory Agreement"). The Adviser oversees the management of the Company’s activities and is responsible for making investment decisions regarding its portfolio.
The Company is offering for sale a maximum of 300 million shares of common stock, $0.001 par value per share, at an initial offering price of $10.00 per share, subject to certain volume and other discounts, on a "best efforts" basis pursuant to a registration statement on Form N-2, as amended and supplemented (the "Registration Statement") (File No. 333-197447), filed with the Securities and Exchange Commission (the "SEC") under the Securities Act of 1933, as amended (the "Offering"). On May 19, 2014, the Company sold 22,222 shares of common stock to the Sponsor for $9.00 per share, which represents the initial offering price of $10.00 per share less selling commissions of $0.70 per share and dealer manager fees of $0.30 per share consistent with the terms and disclosures of the Registration Statement. On September 8, 2014, the Company's Registration Statement was declared effective by the SEC.
If within one year from the commencement of the Offering the Company does not sell shares totaling gross offering proceeds of at least $2.0 million ("Minimum Offering Requirement"), the Company will promptly return all funds to investors and will stop the Offering. Prior to reaching Minimum Offering Requirement, all subscription payments will be held in an escrow account by UMB Bank, N.A., as escrow agent for the Company's subscribers pending release to the Company.
The Company is a specialty finance company formed primarily to make debt investments in first lien, floating rate loans and, to a lesser extent, second lien loans that are generally made to U.S. companies, syndicated and have a secondary trading market ("Leveraged Loans"). The Company may also invest in collateralized loan obligations ("CLO"). The Company's CLO portfolio will primarily focus on the equity tranches of the CLO.
Note 2 - Summary of Significant Accounting Policies
Basis of Presentation
The accompanying financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America ("GAAP"). The financial statements of the Company are prepared on an accrual basis of accounting.
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
Development Stage Entity
The Company complies with the reporting requirements of FASB ASC Topic 915, "Development Stage Entities." Pursuant to the terms of the Offering, the Company must receive the Minimum Offering Requirement to break escrow and commence operations. As of December 31, 2014, the Company had not reached such threshold. The Company continues to devote substantially all of its efforts to establishing the business.
Cash
Cash includes deposits held in a financial institution.

BUSINESS DEVELOPMENT CORPORATION OF AMERICA II
(A Maryland Corporation in the Development Stage)

NOTES TO FINANCIAL STATEMENTS
December 31, 2014

Organization and Offering Costs
The Company has incurred organization and offering costs in connection with the Offering. The organization and offering costs have been paid by the Company from the proceeds of the initial capital contribution from the Company's Sponsor and from the proceeds of an affiliate advance. It is the Company’s plan to complete the Offering; however, there can be no assurance that the Company’s plans to raise capital will be successful.
Organization costs  - Organization costs include professional fees, regulatory fees and other costs of incorporation. These costs are expensed as incurred. As of December 31, 2014, the Company has incurred organization costs of $78,709.
Offering costs  - Offering costs include expenses incurred in connection with the registering and selling of shares of the Company’s common stock in connection with the Offering. These costs may include professional fees and fees paid to various regulatory agencies. As of December 31, 2014, the Company has incurred offering costs of $1,633,750. Pursuant to the Investment Advisory Agreement, the Company and the Adviser have agreed that the Company will not be liable for any organization and offering costs in excess of $125,000 if aggregate gross proceeds from the Offering have not exceeded $12.5 million. If aggregate gross proceeds from the Offering exceed $12.5 million, then the Company will not be liable for any organization and offering costs in excess of 1.5% of aggregate gross proceeds from the Offering.
As of December 31, 2014, the aggregate gross proceeds from the Offering have not exceeded $12.5 million. Accordingly, as of December 31, 2014, the Company recognized $78,709 in organization costs on the statement of operations and recorded$46,291 in deferred offering costs on the statement of assets and liabilities. As of December 31, 2014, the organization and offering costs incurred by the Company of $1,587,459 in excess of the amount the Company is liable to pay has been netted with amounts due to affiliates resulting in a net due to affiliate of $50,052 that is recorded on the statement of assets and liabilities.
Deferred Offering Costs
In accordance with ASC 946 offering costs that the Company is responsible for pursuant to the Investment Advisory Agreement are treated as deferred offering costs on the Company's statement of assets and liabilities until the Company receives the Minimum Offering Requirement to break escrow and commence operations. Upon the commencement of operations, the deferred offering costs the Company is responsible for pursuant to the Investment Advisory Agreement will be amortized to expense over a twelve month period on a straight-line basis. As of December 31, 2014, the Company had not reached the Minimum Offering Requirement and classified $46,291 as deferred offering costs on the statement of assets and liabilities.
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
Income Taxes
The Company intends to elect to be treated for federal income tax purposes as a RIC under Subchapter M of the Code beginning with the filing of its 2015 tax return. Generally, a RIC is exempt from federal income taxes if it distributes to stockholders at least 90% of investment company taxable income, as defined in the Code, each year. Distributions declared prior to the filing of the previous years tax return and paid prior to year-end can be carried back to the prior tax year for determining the distributions paid in such tax year. The Company intends to make sufficient distributions to maintain its RIC status each year. Upon electing RIC status, the Company is also subject to nondeductible federal excise taxes if it does not distribute at least 98% of net ordinary income each calendar year, 98.2% of capital gain net income for the one year period ending on October 31 of such calendar year and any recognized and undistributed income from prior years for which it paid no federal income taxes. See Note 5 - Income Taxes for further details on income taxes.

BUSINESS DEVELOPMENT CORPORATION OF AMERICA II
(A Maryland Corporation in the Development Stage)

NOTES TO FINANCIAL STATEMENTS
December 31, 2014

Recent Accounting Standards Updates
In June 2014, FASB issued Accounting Standards Update ("ASU") No. 2014-10, which eliminated certain financial reporting requirements of companies previously identified as "Development Stage Entities" (Topic 915). The amendments in this ASU simplify accounting guidance by removing all incremental financial reporting requirements for development stage entities. The amendments also reduce data maintenance and, for those entities subject to audit, audit costs by eliminating the requirement for development stage entities to present inception-to-date information in the statements of income, cash flows, and shareholder equity. Early application of each of the amendments is permitted for any annual reporting period or interim period for which the entity’s financial statements have not yet been issued (public business entities) or made available for issuance (other entities). Upon adoption, entities will no longer present or disclose any information required by Topic 915. For public business entities, those amendments are effective for annual reporting periods beginning after December 15, 2014, and interim periods therein. The Company adopted this standard on January 1, 2015. The adoption did not have a material affect on the Company's financial statements.
Management does not believe that any other recently issued, but not yet effective, accounting pronouncements, if currently adopted, would have a material effect on the Company’s financial statements.
Note 3 - Related Party Transactions and Arrangements
The Adviser and its affiliates will receive compensation and reimbursement for services relating to the Offering and the investment and management of the Company’s assets.
Management and Incentive Fee Compensation to the Adviser
The Company entered into the Investment Advisory Agreement with the Adviser on August 21, 2014, in which the Company will pay the Adviser a fee for investment advisory and management services consisting of two components - a management fee and an incentive fee. Pursuant to the Investment Advisory Agreement with the Adviser, the management fee and incentive fee will not begin to accrue until the quarter in which the Company breaks escrow which has not occurred as of December 31, 2014.
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

•
For any calendar quarter in which the Company's pre-incentive fee net investment income exceeds 1.9853% (7.94% annualized), the subordinated incentive fee on income equals 15.0% of the amount of the Company's pre-incentive fee net investment income, as the preferred return and catch-up will have been achieved.

Pre-incentive fee net investment income is defined as interest income, dividend income and any other income (including any other fees, other than fees for providing managerial assistance, such as commitment, organization, structuring, diligence and consulting fees or other fees that the Company receives from portfolio companies) accrued during the calendar quarter, minus the Company's operating expenses for the quarter (excluding the incentive fee and including but not limited to the base management fee, expenses payable under an administration agreement and any interest expense and dividends paid on any issued and outstanding preferred stock). Pre-incentive fee net investment income includes, in the case of investments with a

BUSINESS DEVELOPMENT CORPORATION OF AMERICA II
(A Maryland Corporation in the Development Stage)

NOTES TO FINANCIAL STATEMENTS
December 31, 2014

deferred interest feature (such as original issue discount, debt instruments with payment-in-kind interest and zero coupon securities), accrued income that the Company has not yet received in cash. Pre-incentive fee net investment income does not include any realized capital gains, realized capital losses or unrealized capital appreciation or depreciation.
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
For the period from April 17, 2014 (date of inception) to December 31, 2014, the Company has not incurred any management fees, subordinated incentive fees, or capital gain incentive fees under the Investment Advisory Agreement.
Expense Support Agreement
The Adviser and its affiliates may incur and pay costs and fees on behalf of the Company which are reimbursable to the Adviser. The Company and the Adviser entered into an Expense Support Agreement on August 21, 2014, whereby the Adviser may pay the Company up to 100% of all operating expenses ("Expense Support Payment") for any period beginning on the effective date of the Registration Statement, until the Adviser and the Company mutually agree otherwise. The Expense Support Payment for any month shall be paid by the Adviser to the Company in any combination of cash or other immediately available funds, and/or offsets against amounts due from the Company to the Adviser. The purpose of the Expense Support Payment is to reduce operating expenses until the Company has achieved economies of scale sufficient to ensure that it is able to bear a reasonable level of expense in relation to investment income. Operating expenses subject to this agreement include expenses as defined by GAAP, including, without limitation, fees payable to the Adviser and interest on indebtedness for such period, if any.
Pursuant to the terms of the Expense Support Agreement, the Company has agreed to reimburse the Adviser for each Expense Support Payment no sooner than three years after such Expense Support Payment is made by the Adviser. Reimbursement shall be made as promptly as possible on a date mutually agreed to by the Company and the Adviser (the "Reimbursement Date") provided that (i) the operating expense ratio, defined as operating expenses excluding organization and offering expenses, base management fees, incentive fees and any interest expense attributable to indebtedness by the Company ("Net Operating Expenses") expressed as a percentage of the Company's net assets on the relevant measurement date, as of such Reimbursement Date is equal to or less than the operating expense ratio as of the Expense Support Payment date attributable to such specified Expense Support Payment, (ii) the annualized distribution rate as of such Reimbursement Date is equal to or greater than the annualized distribution rate as of the Expense Support Payment date attributable to such specified Expense Support Payment; (iii) such specified Expense Support Payment date is not earlier than three years prior to the Reimbursement Date; and (iv) the Expense Support Payment does not cause the Company’s Net Operating Expenses to exceed 1.5% of the Company’s net assets attributable to common shares, after taking such reimbursement into account.
As of December 31, 2014, the Company has not been reimbursed for any operating expenses pursuant to the Expense Support Agreement.
Fees Paid in Connection with the Offering
The Company entered into a dealer manager agreement on September 8, 2014 with Realty Capital Securities, LLC (the "Dealer Manager"), an entity under common control with the Sponsor, to serve as the dealer manager of the Offering. The Dealer Manager receives fees and compensation in connection with the sale of the Company’s common stock in the Offering. The Dealer Manager receives a selling commission of up to 7.0% of the gross proceeds of the shares sold in the Offering before reallowance of commissions earned by participating broker-dealers. Alternatively, selected broker-dealers may elect to receive a fee equal to 7.5% of the gross proceeds of the shares sold in the Offering (not including selling commissions and dealer manager fees) by such participating broker-dealer, with 2.5% thereof paid at the time of such sale and 1.0% thereof paid on each anniversary of the closing of such sale up to and including the fifth anniversary of the closing of such sale. If this option is elected, the dealer manager fee will be reduced to 2.5% of gross proceeds of the shares sold in the Offering (not including selling commissions and dealer manager fees).

BUSINESS DEVELOPMENT CORPORATION OF AMERICA II
(A Maryland Corporation in the Development Stage)

NOTES TO FINANCIAL STATEMENTS
December 31, 2014

In addition, the Dealer Manager receives up to 3.0% of the gross proceeds of the shares sold in the Offering, before reallowance to participating broker-dealers, as a dealer manager fee. The Dealer Manager may reallow up 1.5% of its dealer manager fee to selected participating broker-dealers.
For the period from April 17, 2014 (date of inception) to December 31, 2014, the Company has not incurred any selling commissions or dealer manager fees.
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
As of December 31, 2014, organization and offering costs in the amount of $1,587,459 have been incurred in excess of the $125,000 limit as the aggregate gross proceeds from the Offering have not exceeded $12.5 million and are therefore the responsibility of the Adviser. The Company has paid $125,000 in organization and offering costs which have been paid in cash from the proceeds of the initial capital contribution.
See table below for further details on related party organization and offering costs incurred by the Company as of December 31, 2014.
Other Affiliates
An affiliate of the Company, RCS Advisory Services, LLC ("RCS"), is an entity under common control with the Sponsor. RCS performs legal, compliance and marketing services for the Company through the Investment Advisory Agreement. As of December 31, 2014 the Company has incurred charges of $264,076 by RCS related to legal, compliance and marketing services, see table below for further details.
The Company engaged American National Stock Transfer, LLC (the "Transfer Agent"), an entity under common control with the Sponsor, on May 19, 2014 to provide the Company with transfer agent services. The Transfer Agent will conduct transfer agency, registrar and supervisory services for the Company. As of December 31, 2014, the Company has incurred transfer agent fees of $72,377, see table below for further details.
An affiliate of the Company, SK Research, LLC ("SK Research"), is an entity under common control with the Sponsor. SK Research provides broker-dealers and financial advisors with the research, critical thinking and analytical resources necessary to evaluate the viability, utility and performance of investment programs. The Company entered into a due diligence review fee reimbursement agreement on August 29, 2014 with SK Research. As of December 31, 2014, the Company has been charged $40,000 by SK Research to conduct due diligence on the Company, see table below for further details.

BUSINESS DEVELOPMENT CORPORATION OF AMERICA II
(A Maryland Corporation in the Development Stage)

NOTES TO FINANCIAL STATEMENTS
December 31, 2014

The following is a schedule depicting the related party costs in connection with the operations of the Company for the period from April 17, 2014 (date of inception) to December 31, 2014:

For the Period from April 17, 2014 (date of inception) to December 31, 2014
Related party organization costs (1)(2)
Legal organization costs	$14,410
Total related party organization costs	14,410

Related party offering costs (1)
Legal costs	239,342
Due diligence costs	40,000
Total related party offering costs	279,342

Total related party organization and offering costs	293,752

Related party costs charged to expense (2)
Legal costs	10,324
Transfer agent costs	72,377
Total related party costs charged to expense	82,701

Total related party costs	$376,453
______________________________
(1) Included in the total organization and offering costs that have been incurred by the Company. Pursuant to the Investment Advisory Agreement, the Company is currently only responsible for $125,000 of combined organization and offering costs, the remaining organization and offering costs that have been incurred by the Company are the responsibility of the Adviser. See Note 2 - Summary of Significant Accounting Policies "Organization and Offering Costs" for further details on the treatment of organization and offering costs.
(2) Included in the statement of operations
Note 4 - Commitments and Contingencies
Commitments
In the ordinary course of business, the Company may enter into future funding commitments. The Company has not entered into any future funding commitments at this time.
Litigation and Regulatory Matters
In the ordinary course of business, the Company may become subject to litigation, claims and regulatory matters. The Company has no knowledge of material legal or regulatory proceedings pending or known to be contemplated against the Company at this time.
Indemnifications
In the ordinary course of business, the Company may enter into contracts or agreements that contain indemnifications or warranties. Future events could occur that lead to the execution of these provisions against the Company. Based on its history and experience, management believes that the likelihood of such an event is remote.
Note 5 - Income Taxes
The Company complies with the accounting and reporting requirements of FASB ASC Topic 740, “Income Taxes,” ("ASC 740") which requires an asset and liability approach to financial accounting and reporting for income taxes. Deferred income tax assets and liabilities are computed for differences between the financial statement and tax bases of assets and liabilities that will result in future taxable or deductible amounts, based on enacted tax laws and rates applicable to the periods in which the differences are expected to affect taxable income. A valuation allowance is established when necessary to reduce deferred tax

BUSINESS DEVELOPMENT CORPORATION OF AMERICA II
(A Maryland Corporation in the Development Stage)

NOTES TO FINANCIAL STATEMENTS
December 31, 2014

assets when it is determined that it is more likely than not that some portion of the deferred tax asset will not be realized. As of December 31, 2014, the Company has a deferred tax asset of approximately $133,787 related to startup costs, organization costs and a net operating loss. The Company has determined that a full valuation allowance of the deferred tax asset is appropriate at this time. FASB Interpretation No. 48, "Accounting for Uncertainty in Income Taxes" (now incorporated into ASC 740), sets out a consistent framework to determine the appropriate level of tax reserves to maintain for uncertain tax positions. This interpretation uses a two-step approach wherein a tax benefit is recognized if a position is more-likely-than-not to be sustained upon examination by taxing authorities. The amount of the benefit is then measured to be the highest tax benefit that is greater than 50% likely to be realized. Based on its analysis, the Company has determined that the Company has no unrecognized tax benefits as of December 31, 2014. The Company's conclusion may be subject to review and adjustment at a later date based on factors including, but not limited to, on-going analysis of and changes to tax laws, regulations and interpretations thereof. The Company recognizes interest and penalties related to unrecognized tax benefits in interest expense and other expenses, respectively. No interest expense or penalties have been recognized as of December 31, 2014. The Company will file a U.S. federal income tax return and may file income tax returns in various U.S. states. The Company may be subject to potential examination by U.S. federal, U.S. states or foreign jurisdiction authorities in the areas of income taxes. These potential examinations may include questioning the timing and amount of deductions, the nexus of income among various tax jurisdictions and compliance with U.S. federal, U.S. state and foreign tax laws.
The reconciliation of the U.S. federal statutory income tax rate to the Company's effective tax rate for the period from April 17, 2014 (date of inception) to December 31, 2014 was as follows:

December 31, 2014
U.S. federal statutory income tax rate	34%
Increase (decrease) in tax rate resulting from:
State and local income taxes net of federal benefit	8%
Change in valuation allowance	(42)%
Effective tax rate	—%
As of December 31, 2014, the Company has a federal and state net operating loss of approximately $243,548, which expires in the year 2034.
Note 6 - Economic Dependency
The Adviser has indicated its commitment to continue funding the operations of the Company during its development stage.

BUSINESS DEVELOPMENT CORPORATION OF AMERICA II
(A Maryland Corporation in the Development Stage)

NOTES TO FINANCIAL STATEMENTS
December 31, 2014

Note 7 - Financial Highlights
The following is a schedule of financial highlights for the period from April 17, 2014 (date of inception) to December 31, 2014:

For the Period from April 17, 2014 (date of inception) to December 31, 2014
Per share data (1):
Net asset value, beginning of period	$—
Decrease in net assets from operations	(14.33)
Issuance of common stock	9.00
Net asset (deficit) value, end of period	$(5.33)
Shares outstanding, end of period	22,222
Total return - based on the net asset value (2)	NM
Ratio/Supplemental data:
Net assets (deficit), end of period	$(118,540)
Ratio of total expenses to average net assets (deficit) (2)	NM
Ratio of net loss to average net assets (deficit) (2)	NM
______________________________
(1) The per share data was derived by using the weighted average shares outstanding during the period.
(2) Not meaningful
Note 8 - Selected Quarterly Data (Unaudited)
The following is the quarterly results of operations for the period from April 17, 2014 (date of inception) to December 31, 2014. The operating results for any quarter are not necessarily indicative of results for any future period:

	Quarters Ended
	December 31, 2014	September 30, 2014	For the period from April 17, 2014 (date of inception) to June 30, 2014
Income	$—	$—	$—
Total expenses	271,993	17,655	28,892
Net loss	$(271,993)	$(17,655)	$(28,892)
Per share information
Net loss	$(12.24)	$(0.79)	$(1.30)
Weighted average shares outstanding	22,222	22,222	22,222
Note 9 - Subsequent Events
The Company has evaluated subsequent events through the date the financial statements were issued, and determined that there have not been any events that have occurred that would require adjustments to disclosures in these financial statements.