Form 10-Q
period 2015-03-31
BUSINESS DEVELOPMENT Corp OF AMERICA II
filed 2015-05-12
CIK 1606657

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549

FORM 10-Q
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2015
OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

Commission file number: 814-01083
BUSINESS DEVELOPMENT CORPORATION OF AMERICA II
(Exact Name of Registrant as Specified in its Charter)

Maryland	61-1735888
(State or Other Jurisdiction of Incorporation or Organization)	(I.R.S. Employer Identification No.)

405 Park Avenue, 14th Floor New York, New York	10022
(Address of Principal Executive Office)	(Zip Code)

(212) 415-6500
(Registrant’s Telephone Number, Including Area Code)

Not applicable
(Former Name, Former Address and Former Fiscal Year, if Changed Since Last Report)

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).Yes ☐
No ☐

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

The number of shares of the registrant's common stock, $0.001 par value, outstanding as of April 30, 2015 was 22,222.

PART I
Item 1. Financial Statements.

BUSINESS DEVELOPMENT CORPORATION OF AMERICA II

CONDENSED STATEMENTS OF ASSETS AND LIABILITIES

	March 31, 2015	December 31, 2014
	(Unaudited)
Assets
Cash	$40,199	$9,962
Deferred offering costs	—	46,291
Prepaid expenses and other assets	13,696	15,597
Total assets	$53,895	$71,850

Liabilities
Accrued professional fees	$297,270	$129,981
Due to affiliates	112,561	50,052
Accounts payable and other accrued expenses	11,090	10,357
Total liabilities	$420,921	$190,390

Commitments and contingencies (Note 4)

Net Assets
Preferred stock, $0.001 par value, 50,000,000 authorized, none issued and outstanding	$—	$—
Common stock, $0.001 par value, 450,000,000 shares authorized, 22,222 shares issued and outstanding	22	22
Additional paid-in capital	199,978	199,978
Accumulated deficit	(567,026)	(318,540)
Total net assets (deficit)	$(367,026)	$(118,540)

Total liabilities and net assets (deficit)	$53,895	$71,850

Net asset value per share	$(16.52)	$(5.33)

The accompanying notes are an integral part of these condensed interim financial statements.

BUSINESS DEVELOPMENT CORPORATION OF AMERICA II

CONDENSED STATEMENT OF OPERATIONS
(Unaudited)

Three Months Ended March 31, 2015
Income	$—
Expenses:
Professional fees	228,560
Insurance expense	16,742
General and administrative expenses	3,184
Total expenses	248,486
Net loss	$(248,486)

The accompanying notes are an integral part of these condensed interim financial statements.

BUSINESS DEVELOPMENT CORPORATION OF AMERICA II

CONDENSED STATEMENT OF CHANGES IN NET ASSETS (DEFICIT)
(Unaudited)

Three Months Ended March 31, 2015
Operations:
Net loss	$(248,486)
Decrease in net assets from operations	(248,486)
Total decrease in net assets (deficit)	(248,486)
Net assets (deficit) at beginning of period	(118,540)
Net assets (deficit) at end of period	$(367,026)

The accompanying notes are an integral part of these condensed interim financial statements.

BUSINESS DEVELOPMENT CORPORATION OF AMERICA II

CONDENSED STATEMENT OF CASH FLOWS
(Unaudited)

Three Months Ended March 31, 2015
Cash flows from operating activities:
Decrease in net assets from operations	$(248,486)
Adjustments to reconcile decrease in net assets from operations to net cash used in operating activities:
Decrease in prepaid expenses and other assets	1,901
Increase in accrued professional fees	167,289
Increase in accounts payable and other accrued expenses	733
Net cash used in operating activities	$(78,563)
Cash flows from financing activities:
Financing proceeds from affiliate	$380,019
Receivable from affiliate	(317,510)
Decrease in deferred offering costs	46,291
Net cash provided by financing activities	$108,800

Net increase in cash	$30,237
Cash, beginning of period	9,962
Cash, end of period	$40,199

Supplemental information:
Interest paid on insurance during the period	$151

The accompanying notes are an integral part of these condensed interim financial statements.

BUSINESS DEVELOPMENT CORPORATION OF AMERICA II

NOTES TO CONDENSED INTERIM FINANCIAL STATEMENTS
March 31, 2015
(Unaudited)

Note 1 - Organization and Business Operations
Business Development Corporation of America II (the "Company"), incorporated in Maryland on April 17, 2014, is an externally managed, non-diversified closed-end investment company that has elected to be treated as a business development company ("BDC") under the Investment Company Act of 1940, as amended (the "1940 Act"), and is applying the guidance of Financial Accounting Standards Board ("FASB") Accounting Standards Codification ("ASC") Topic 946, "Financial Services - Investment Companies" ("ASC 946"). As a BDC, the Company is required to comply with certain regulatory requirements promulgated under the 1940 Act. The Company intends to elect to be taxed for U.S. federal income tax purposes as a regulated investment company under Subchapter M of the Internal Revenue Code of 1986, as amended, with the filing of the Company's 2015 tax return. The Company is sponsored by AR Capital, LLC (the "Sponsor") and is managed by BDCA Adviser II, LLC (the "Adviser"), an entity indirectly, wholly-owned by the Sponsor, pursuant to the terms of the Investment Advisory and Management Services Agreement (the "Investment Advisory Agreement"). The Adviser oversees the management of the Company’s activities and is responsible for making investment decisions regarding its portfolio.
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
The Company is a specialty finance company formed primarily to make debt investments in first lien, floating rate loans and, to a lesser extent, second lien loans that are generally made to U.S. companies, syndicated and have a secondary trading market. The Company may also invest in collateralized loan obligations ("CLO"). The Company's CLO portfolio will primarily focus on the equity tranches of the CLO.
Note 2 - Summary of Significant Accounting Policies
Basis of Presentation
The accompanying condensed interim financial statements have been prepared on the accrual basis of accounting in conformity with accounting principles generally accepted in the United States of America (“GAAP”).
Interim financial statements are prepared in accordance with GAAP for interim financial information and pursuant to the requirements for reporting on Form 10-Q and Regulation S-X, as appropriate. Accordingly, the interim financial statements may not include all of the information and notes required by GAAP for annual financial statements. GAAP requires management to make estimates and assumptions that affect the reported amount of assets and liabilities at the date of the interim financial statements and the reported amounts of income and expenses during the reported periods. Changes in the economic environment, financial markets and any other parameters used in determining these estimates could cause actual results to differ materially. The current period’s results of operations will not necessarily be indicative of results that ultimately may be achieved for the fiscal year ending on December 31, 2015.
Recently Adopted Accounting Standard
On January 1, 2015, the Company adopted Accounting Standards Update ("ASU") No. 2014-10, which eliminated certain financial reporting requirements of companies previously identified as “Development Stage Entities” (Topic 915). The amendments in this ASU simplify accounting guidance by removing all incremental financial reporting requirements for development stage entities. The amendments also reduce data maintenance and, for those entities subject to audit, audit costs by eliminating the requirement for development stage entities to present inception-to-date information in the statements of income, cash flows, and stockholders’ equity. As of March 31, 2015, the Company’s condensed interim financial statements have been presented to conform with the reporting and disclosure requirements of ASU No. 2014-10.

BUSINESS DEVELOPMENT CORPORATION OF AMERICA II

NOTES TO CONDENSED INTERIM FINANCIAL STATEMENTS
March 31, 2015
(Unaudited)

Organization and Offering Costs
The Company has incurred organization and offering costs in connection with the Offering. The organization and offering costs have been paid by the Company from the proceeds of the initial capital contribution from the Company's Sponsor and from the proceeds of affiliate advances. It is the Company’s plan to complete the Offering; however, there can be no assurance that the Company’s plans to raise capital will be successful.
Organization costs  - Organization costs include professional fees, regulatory fees and other costs of incorporation. These costs are expensed as incurred. As of March 31, 2015, the Company has incurred organization costs of $78,709.
Offering costs  - Offering costs principally relate to professional fees (including transfer agent fees), printing costs, direct marketing expenses, due diligence costs, fees paid to regulators and other expenses, including the salaries and/or expenses of the Adviser and its affiliates engaged in registering and marketing the Company’s common stock. Such allocated expenses of the Adviser and its affiliates may include the development of marketing materials and presentations, training and educational meetings, and generally coordinating the marketing process for the Company. As of March 31, 2015 and December 31, 2014, the Company has incurred offering costs of $1,951,260 and $1,633,750, respectively. Pursuant to the Investment Advisory Agreement, the Company and the Adviser have agreed that the Company will not be liable for any organization and offering costs in excess of $125,000 if aggregate gross proceeds from the Offering have not exceeded $12.5 million. If aggregate gross proceeds from the Offering exceed $12.5 million, then the Company will not be liable for any organization and offering costs in excess of 1.5% of aggregate gross proceeds from the Offering.
As of March 31, 2015, the aggregate gross proceeds from the Offering have not exceeded $12.5 million. Accordingly, as of March 31, 2015, the Company has recognized $78,709 in organization costs and $46,291 of transfer agent fees. As of March 31, 2015 and December 31, 2014, the organization and offering costs incurred by the Company of $1,904,969 and $1,587,459, respectively, in excess of the amount the Company is liable to pay have been netted with amounts due to affiliates resulting in a net due to affiliates of $112,561 and $50,052, respectively, that is recorded on the condensed statement of assets and liabilities.
Reclassification and Presentation
The Company previously disclosed accrued accounting and tax fees of $101,155 and accrued legal fees of $28,826 on the Company's statement of assets and liabilities as of December 31, 2014. These previous period amounts have been condensed to accrued professional fees of $129,981 on the Company's condensed statements of asset and liabilities as of March 31, 2015 presented in this quarterly report on Form 10-Q.
Recent Accounting Standards Updates
Management does not believe that any recently issued, but not yet effective, accounting pronouncements, if currently adopted, would have a material effect on the Company’s condensed interim financial statements.
Note 3 - Related Party Transactions and Arrangements
Capital Contributions by AR Capital, LLC
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
Payments to the Adviser and Affiliates
The Adviser and its affiliates will receive compensation and reimbursement for services relating to the Offering and the investment and management of the Company’s assets.
Management and Incentive Fee Compensation to the Adviser
The Company entered into the Investment Advisory Agreement with the Adviser on August 21, 2014, in which the Company will pay the Adviser a fee for investment advisory and management services consisting of two components - a management fee and an incentive fee. Pursuant to the Investment Advisory Agreement with the Adviser, the management fee and incentive fee will not begin to accrue until the quarter in which the Company breaks escrow which has not occurred as of March 31, 2015.

BUSINESS DEVELOPMENT CORPORATION OF AMERICA II

NOTES TO CONDENSED INTERIM FINANCIAL STATEMENTS
March 31, 2015
(Unaudited)

Management fee  - The management fee is calculated at an annual rate of 1.0% of average gross assets. The management fee is payable quarterly in arrears, and is calculated based on the average value of gross assets at the end of the two most recently completed calendar quarters. The management fee for any partial month or quarter will be appropriately pro-rated.
Incentive fee  - The incentive fee consists of two parts. The first part, the subordinated incentive fee on income, is calculated and payable quarterly in arrears based on 15.0% of the Company’s "pre-incentive fee net investment income" for the immediately preceding quarter. The payment of the subordinated incentive fee on income is subject to payment of a preferred return to investors each quarter, expressed as a quarterly rate of return on "adjusted capital" at the beginning of the most recently completed calendar quarter subject to a "catch up" feature. Under the Investment Advisory Agreement, the subordinated incentive fee will be paid out as follows:

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

See Note 8 - Subsequent Events for further details on incentive fees.
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
Adjusted capital is defined as cumulative gross proceeds generated from sales of the Company's common stock (including proceeds from the Company's distribution reinvestment plan) reduced for distributions from non-liquidating dispositions of the Company's investments paid to stockholders and amounts paid for share repurchases pursuant to the Company's share repurchase program.
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
For the three months ended March 31, 2015, the Company has not incurred any management fees, subordinated incentive fees, or capital gain incentive fees under the Investment Advisory Agreement.
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

BUSINESS DEVELOPMENT CORPORATION OF AMERICA II

NOTES TO CONDENSED INTERIM FINANCIAL STATEMENTS
March 31, 2015
(Unaudited)

reduce operating expenses until the Company has achieved economies of scale sufficient to ensure that it is able to bear a reasonable level of expense in relation to investment income. Operating expenses subject to this agreement include expenses as defined by GAAP, including, without limitation, fees payable to the Adviser and interest on indebtedness for such period, if any.
Pursuant to the terms of the Expense Support Agreement, the Company may reimburse the Adviser for each Expense Support Payment no later than three years after such Expense Support Payment is made by the Adviser. Reimbursement shall be made as promptly as possible on a date mutually agreed to by the Company and the Adviser (the "Reimbursement Date") provided that (i) the operating expense ratio, defined as operating expenses excluding organization and offering expenses, base management fees, incentive fees and any interest expense attributable to indebtedness by the Company ("Net Operating Expenses") expressed as a percentage of the Company's net assets on the relevant measurement date, as of such Reimbursement Date is equal to or less than the operating expense ratio as of the Expense Support Payment date attributable to such specified Expense Support Payment, (ii) the annualized distribution rate as of such Reimbursement Date is equal to or greater than the annualized distribution rate as of the Expense Support Payment date attributable to such specified Expense Support Payment; (iii) such specified Expense Support Payment date is not earlier than three years prior to the Reimbursement Date; and (iv) the Expense Support Payment does not cause the Company’s Net Operating Expenses to exceed 1.5% of the Company’s net assets attributable to common shares, after taking such reimbursement into account.
As of March 31, 2015, the Company has not been reimbursed for any operating expenses pursuant to the Expense Support Agreement.
Fees Paid in Connection with the Offering
Dealer Manager
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
In addition, the Dealer Manager receives up to 3.0% of the gross proceeds of the shares sold in the Offering, before reallowance to participating broker-dealers, as a dealer manager fee. The Dealer Manager may reallow up to 1.5% of its dealer manager fee to selected participating broker-dealers.
For the three months ended March 31, 2015, the Company has not incurred any selling commissions or dealer manager fees.
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
As of March 31, 2015 and December 31, 2014, organization and offering costs in the amount of $1,904,969 and $1,587,459, respectively, have been incurred in excess of the $125,000 limit as the aggregate gross proceeds from the Offering have not exceeded $12.5 million and are therefore the responsibility of the Adviser. The Company has paid $125,000 in organization and offering costs which have been paid in cash from the proceeds of the initial capital contribution and affiliate advances.
See table below for further details on related party organization and offering costs incurred by the Company for the three months ended March 31, 2015. Also, refer to the other affiliates section below for details on relationships which may cause the Company to incur organization and offering costs.
Other Affiliates

BUSINESS DEVELOPMENT CORPORATION OF AMERICA II

NOTES TO CONDENSED INTERIM FINANCIAL STATEMENTS
March 31, 2015
(Unaudited)

An affiliate of the Company, RCS Advisory Services, LLC ("RCS"), is an entity under common control with the Sponsor. RCS performs legal, compliance, due diligence and marketing services for the Company through the Investment Advisory Agreement. For the three months ended March 31, 2015, the Company has incurred charges of $223,470 from RCS related to legal, compliance, due diligence and marketing services, see table below for further details.
The Company engaged American National Stock Transfer, LLC (the "Transfer Agent"), an entity under common control with the Sponsor, on May 19, 2014 to provide the Company with transfer agent services. The Transfer Agent will conduct transfer agency, registrar and supervisory services for the Company. For the three months ended March 31, 2015, the Company has incurred transfer agent fees of $30,000, see table below for further details.
An affiliate of the Company, SK Research, LLC ("SK Research"), is an entity under common control with the Sponsor. SK Research provides broker-dealers and financial advisors with the research, critical thinking and analytical resources necessary to evaluate the viability, utility and performance of investment programs. The Company entered into a due diligence review fee reimbursement agreement on August 29, 2014 with SK Research. For the three months ended March 31, 2015, the Company incurred charges of $25,000 from SK Research to conduct due diligence on the Company, see table below for further details.
The following is a schedule depicting the related party costs in connection with the operations of the Company for the three months ended March 31, 2015:

Three Months Ended March 31, 2015
Related party offering costs (1)
Due diligence costs	$129,988
Legal costs	31,471
Transfer agent costs	30,000
Marketing and advertising	9,519
General offering costs	1,290
Total related party offering costs	202,268

Related party costs charged to expense (2)
Legal costs	76,202
Total related party costs charged to expense	76,202

Total related party costs	$278,470
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
(2) Included in the condensed statement of operations
Note 4 - Commitments and Contingencies
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
Indemnifications

BUSINESS DEVELOPMENT CORPORATION OF AMERICA II

NOTES TO CONDENSED INTERIM FINANCIAL STATEMENTS
March 31, 2015
(Unaudited)

In the ordinary course of business, the Company may enter into contracts or agreements that contain indemnifications or warranties. Future events could occur that lead to the execution of these provisions against the Company. Based on its history and experience, management believes that the likelihood of such an event is remote.
Note 5 - Income Taxes
The Company complies with the accounting and reporting requirements of FASB ASC Topic 740, “Income Taxes,” ("ASC 740") which requires an asset and liability approach to financial accounting and reporting for income taxes. ASC 740 provides guidance for income taxes, including how uncertain tax positions should be recognized, measured and disclosed in the financial statements. Based on its analysis, the Company has determined there were no material uncertain tax positions through March 31, 2015. The Company will file a U.S. federal income tax return and may file income tax returns in various U.S. states. The Company may be subject to potential examination by U.S. federal, U.S. states or foreign jurisdiction authorities in the areas of income taxes. These potential examinations may include questioning the timing and amount of deductions, the nexus of income among various tax jurisdictions and compliance with U.S. federal, U.S. state and foreign tax laws. The 2014 tax year remains subject to examination by the U.S. federal, state and local tax authorities.
Note 6 - Economic Dependency
The Adviser has indicated its commitment to continue funding the operations of the Company during its early stage.
Note 7 - Financial Highlights
The following is a schedule of financial highlights for the three months ended March 31, 2015:

Three Months Ended March 31, 2015
Per share data (1):
Net asset value, beginning of period	$(5.33)
Decrease in net assets from operations	(11.19)
Issuance of common stock	—
Net asset (deficit) value, end of period	$(16.52)
Shares outstanding, end of period	22,222
Total return - based on the net asset value (2)	NM
Ratio/Supplemental data:
Net assets (deficit), end of period	$(367,026)
Ratio of total expenses to average net assets (deficit) (2)	NM
Ratio of net loss to average net assets (deficit) (2)	NM
______________________________
(1) The per share data was derived by using the weighted average shares outstanding during the period.
(2) Not meaningful
Note 8 - Subsequent Events
The Company has evaluated subsequent events through the date the condensed interim financial statements were issued and determined that there have not been any events that have occurred that would require adjustments to disclosures in these condensed interim financial statements, except as set forth below.
On April 13, 2015, the Company entered into a fund administration servicing agreement (the “Fund Administration Servicing Agreement”) and a fund accounting servicing agreement (the “Fund Accounting Servicing Agreement”), each with U.S. Bancorp Fund Services, LLC (the “Administrator”), pursuant to which the Administrator provides certain fund services to the Company, such as accounting, financial reporting, legal and compliance support and investor relations support, which are necessary for the Company to operate. Pursuant to the Fund Administration Servicing Agreement and the Fund Accounting Servicing Agreement, the Company will pay the Administrator a minimum annual fee of $100,000 and annual asset based fees as follows: nine basis points on the first $200,000,000 of assets; seven basis points on assets of between $200,000,000 and $500,000,000; four basis points on assets between $500,000,000 and $1,500,000,000; and 2.5 basis points on the balance of the

BUSINESS DEVELOPMENT CORPORATION OF AMERICA II

NOTES TO CONDENSED INTERIM FINANCIAL STATEMENTS
March 31, 2015
(Unaudited)

Company’s assets. The Company also will pay an annual $3,000 fee for support provided to the Company’s chief compliance officer and reimburse the Administrator for out of pocket expenses incurred on the Company’s behalf.
On April 13, 2015, the Company also entered into a custody agreement with U.S. Bank National Association (the “Custodian”) on April 15, 2015 (the “Custodian Agreement”) for the provision of custody services. Under the Custodian Agreement, the Company will pay the Custodian an annual acceptance fee of $1,500 and annual asset-based fees as follows: 1.25 basis points on the first $500,000,000 of assets; one basis point on assets from $500,000,000 to $1,500,000,000; and 0.75 basis points on the balance of the Company’s assets. The Company also will reimburse the Custodian for certain out-of-pocket expenses incurred on the Company’s behalf.
On April 17, 2015, the Adviser agreed to irrevocably waive subordinated incentive fees on income payable under the Investment Advisory Agreement to the extent they would be inconsistent with the amounts shown below.

•
No subordinated incentive fee on income is payable to the Adviser in any calendar quarter in which our pre-incentive fee net investment income does not exceed the preferred return rate of 1.75% (7% annualized);

•
100% of our pre-incentive fee net investment income, if any, that exceeds the preferred return rate of 1.75% in any given calendar quarter (7% annualized) but is less than or equal to 2.0588% in any calendar quarter (8.24% annualized) is payable to the Adviser. This portion of the of the subordinated incentive fee on income is referred to as the “catch up” and is intended to provide the Adviser with an incentive fee of 15.0% on all of our pre-incentive fee net investment income when our pre-incentive fee investment income reaches 2.0588% (8.24% annualized) in any calendar quarter; and

•
For any calendar quarter in which our pre-incentive fee net investment income exceeds 2.0588% (8.24% annualized), the subordinated incentive fee on income equals 15.0% of the amount of our pre-incentive fee net investment income, as the preferred return and catch-up will have been achieved.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations.
The following discussion and analysis should be read in conjunction with the accompanying condensed interim financial statements of Business Development Corporation of America II and the notes thereto, and other financial information included elsewhere in this Quarterly Report on Form 10-Q. As used herein, the terms "we," "our" and "us" refer to Business Development Corporation of America II, a Maryland corporation.
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

Overview
Business Development Corporation of America II, incorporated in Maryland on April 17, 2014, is an externally managed, non-diversified closed-end investment company that has elected to be treated as a business development company ("BDC") under the Investment Company Act of 1940, as amended (the "1940 Act"), and is applying the guidance of Financial Accounting Standards Board ("FASB") Accounting Standards Codification ("ASC") Topic 946, "Financial Services - Investment Companies" ("ASC 946"). As a BDC, we are required to comply with certain regulatory requirements promulgated under the 1940 Act. We intend to elect to be taxed for U.S. federal income tax purposes as a regulated investment company ("RIC") under Subchapter M of the Internal Revenue Code of 1986, as amended (the "Code"), with the filing of our 2015 tax return. We are sponsored by AR Capital, LLC (the "Sponsor") and are managed by BDCA Adviser II, LLC (the "Adviser"), an entity indirectly wholly owned by the Sponsor, pursuant to the terms of the Investment Advisory and Management Services Agreement (the "Investment Advisory Agreement"). The Adviser oversees the management activities and is responsible for making investment decisions regarding our portfolio.
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
We are a specialty finance company formed primarily to make debt investments in first lien, floating rate loans and, to a lesser extent, second lien loans that are generally made to U.S. companies, syndicated and have a secondary trading market . We may also invest in collateralized loan obligations ("CLO"). Our CLO portfolio will primarily focus on the equity tranches of the CLO.
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
Adjusted capital is defined as cumulative gross proceeds generated from sales of our common stock (including proceeds from the our distribution reinvestment plan (the "DRIP)) reduced for distributions from non-liquidating dispositions of our investments paid to stockholders and amounts paid for share repurchases pursuant to our share repurchase program.
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
For the three months ended March 31, 2015, we have not incurred any management fees, subordinated incentive fees, or capital gain incentive fees under the Investment Advisory Agreement.
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
As of March 31, 2015 and December 31, 2014, we have not been reimbursed for any operating expenses pursuant to the Expense Support Agreement.
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
Potential Conflicts of Interest
The Adviser’s senior management team is comprised of substantially the same personnel as the senior management team of BDCA Adviser, LLC, the investment adviser to Business Development Corporation of America, the Sponsor’s other affiliated BDC. Personnel of BDCA Adviser, LLC and the Adviser may provide investment advice for clients other than us and Business Development Corporation of America, respectively, any, or all, and may continue to do so in the future. To the extent that the Adviser undertakes to provide investment advisory services to other clients, it intends to allocate investment opportunities in a fair and equitable manner consistent with our investment objectives and strategies, if necessary, so that we will not be disadvantaged in relation to any other client of the Adviser or its management team. In addition, even in the absence of the Adviser retaining additional clients, it is possible that some investment opportunities may be provided to other clients rather than to us.
Exemptive Relief
In an application for exemptive relief from the provisions of Sections 17(d) and 57(a)(4) of the 1940 Act as filed with the SEC on October 2, 2014, we requested relief, subject to the satisfaction of certain conditions, to co-invest in certain privately negotiated investment transactions with Business Development Corporation of America, and any future BDCs that are advised by the Adviser or its affiliated investment advisers, or, collectively, our co-investment affiliates. We believe this relief may not only enhance its ability to further its investment objectives and strategies, but may also increase favorable investment opportunities for us, in part by allowing it to participate in larger investments, together with our co-investment affiliates, than would be available to it in the absence of such relief. The SEC has not yet issued an order permitting such relief.
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
See Note 3 - Related Party Transactions and Arrangements to our condensed interim financial statements included in this Quarterly Report on Form 10-Q above for a discussion of the various related-party transactions, agreements and fees.
Significant Accounting Estimates and Critical Accounting Policies
A summary of our significant accounting policies is set forth in Note 2 - Summary of Significant Accounting Policies to our condensed interim financial statements included in this Quarterly Report on Form 10-Q. A full disclosure of our significant accounting polices is disclosed in our Annual Report on Form 10-K for the year ended December 31, 2014.
Results of Operations
As of March 31, 2015, we have not commenced operations or acquired any assets. Additionally, our management is not aware of any material trends or uncertainties, other than national economic conditions, that may be reasonably anticipated to have a material impact on the capital resources or income to be derived from our operations.
Liquidity and Capital Resources
We will generate cash initially from the net proceeds of the Offering and, as we build our investment portfolio, from interest and dividends earned on our investments as well as proceeds from sales of our investments. Our current capital resources have come from the initial capital contribution from our Sponsor and from affiliate advances.
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
Distributions
As of March 31, 2015, we have not yet commenced operations or acquired any assets. Therefore, we have not had any income, cash flows provided by investment operations or funds available for dividends. Subject to the discretion of our board of directors and applicable legal restrictions, we intend to authorize and declare monthly distributions that will be paid on a monthly basis beginning no later than the first calendar quarter subsequent to the month in which the Minimum Offering Requirement is met. We have also adopted an "opt in" DRIP for our common stockholders. As a result, if we make a distribution, the stockholders will receive distributions in cash unless they specifically "opt in" to the DRIP so as to have their cash distributions reinvested in additional shares of common stock.
Election as a RIC
We intend to elect to be treated as a RIC under Subchapter M of the Code with the filing of our 2015 tax return and intend to maintain our qualification as a RIC thereafter. As a RIC, we generally will not have to pay corporate-level U.S. federal income taxes on any income that we distribute to our stockholders from our tax earnings and profits. To qualify and maintain our qualification as a RIC, we must, among other things, meet certain source-of-income and asset diversification requirements. In addition, in order to maintain RIC tax treatment, we must distribute to our stockholders, for each taxable year, at least 90% of our "Investment Company Taxable Income," which is generally our net ordinary income plus the excess, if any, of realized net short-term capital gain over realized net long-term capital loss, or the annual distribution requirement. Even if we qualify as a RIC, we generally will be subject to corporate-level U.S. federal income tax on our undistributed taxable income and could be subject to U.S federal excise, state, local and foreign taxes. We will be subject to a 4% nondeductible U.S. Federal excise tax unless we distribute in a timely manner an amount at least equal to 98% of net ordinary income each calendar year and 98.2% of capital gain net income for the one-year period ending on October 31 of such calendar year, if any, and any recognized and undistributed income from prior years for which we paid no federal income taxes.
Off Balance Sheet Arrangements
We currently have no off balance sheet arrangements.
Item 3. Quantitative and Qualitative Disclosures about Market Risk.
As of March 31, 2015, we have not yet commenced operations. Because we have not acquired any assets, borrowed any funds or purchased or sold any derivatives, we are currently not exposed to interest rate or foreign currency market risks.
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
Changes in Internal Control over Financial Reporting
There have not been any changes in the Company’s internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the most recent fiscal quarter that materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II
Item 1. Legal Proceedings.
Neither we nor our Adviser are currently subject to any material legal proceedings.
Item 1A. Risk Factors.
Our potential risks and uncertainties are presented in the section entitled "Risk Factors" contained in our Annual Report on Form 10-K for the fiscal year ended December 31, 2014. There have been no material changes from these risk factors.
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.
During the three months ended March 31, 2015, the Company did not issue any equity securities that were not registered under the Securities Act, nor did the Company repurchase any shares or other units of any class of equity securities of the Company.
Item 3. Defaults upon Senior Securities.
Not applicable.
Item 4. Mine Safety Disclosures.
Not applicable.
Item 5. Other Information.
Not applicable.

Item 6. Exhibits.
EXHIBITS INDEX
The following exhibits are included in this Quarterly Report on Form 10-Q for the quarter ended March 31, 2015 (and are numbered in accordance with Item 601 of Regulation S-K).

Exhibit No.	Description
3.1(1)	Articles of Amendment and Restatement
3.2(1)	Amended and Restated Bylaws
4.1(2)	Form of Subscription Agreement
4.2(1)	Distribution Reinvestment Plan
10.1(3)	Investment Advisory and Management Services Agreement dated as of August 21, 2014 between Registrant and BDCA Adviser II, LLC
10.2(1)	Escrow Agreement dated as of September 8, 2014 between Registrant and UMB Bank, N.A.
10.3(3)	Expense Support Agreement dated as of August 21, 2014 between Registrant and BDCA Adviser II, LLC
10.4(3)	Dealer Manager Agreement dated as of September 8, 2014 between Registrant and Realty Capital Securities, LLC
10.5(4)	Form of Indemnification Agreement
10.6(5)	Fund Administration Servicing Agreement dated as of April 13, 2014 by and between the Company and U.S. Bancorp Fund Services, LLC.
10.7(5)	Fund Accounting Servicing Agreement dated as of April 13, 2014 by and between the Company and U.S. Bancorp Fund Services, LLC.
10.8(5)	Custodian Agreement dated as of April 15, 2014 by and between the Company and U.S. Bank National Association.
31.1*	Certification of the Principal Executive Officer of the Company pursuant to Securities Exchange Act Rule 13a-14(a) or 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2 *	Certification of the Principal Financial Officer of the Company pursuant to Securities Exchange Act Rule 13a-14(a) or 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32 *
Written statements of the Principal Executive Officer and Principal Financial Officer of the Company pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

_________________________

*	Filed herewith
(1)	Filed as an exhibit to Pre-Effective Amendment No.1 to the Company's Registration Statement on Form N-2 (File No. 333-197447) and herein incorporated by reference.
(2)	Filed as Appendix A to the Company's Prospectus dated September 8, 2014 (File No. 333-197447) and herein incorporated by reference.
(3)	Filed as an exhibit to the Company's Quarterly Report on Form 10-Q filed with the SEC on October 27, 2014 and herein incorporated by reference.
(4)	Filed as an exhibit to the Company’s Annual Report on Form 10-K filed with the SEC on March 30, 2015 and incorporated by reference.
(5)	Filed as an exhibit to the Company’s Current Report on Form 8-K filed with the SEC on April 17, 2015 and incorporated by reference.

BUSINESS DEVELOPMENT CORPORATION OF AMERICA II
SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

BUSINESS DEVELOPMENT CORPORATION OF AMERICA II

Date: May 11, 2015	By: /s/ Peter M. Budko Name: Peter M. Budko Title: Chief Executive Officer, President and Chairman of the Board of Directors (Principal Executive Officer)

Date: May 11, 2015	By: /s/ Katie P. Kurtz Name: Katie P. Kurtz Title: Chief Financial Officer, Treasurer, and Secretary (Principal Financial and Principal Accounting Officer)