Form 10-Q
period 2015-06-30
BUSINESS DEVELOPMENT Corp OF AMERICA II
filed 2015-08-11
CIK 1606657

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549

FORM 10-Q
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2015
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

The number of shares of the registrant's common stock, $0.001 par value, outstanding as of July 31, 2015 was 22,222.

Page
PART I
Item 1. Financial Statements
Condensed Statements of Assets and Liabilities as of June 30, 2015 (Unaudited) and December 31, 2014	1
Condensed Statements of Operations for the Three and Six Months Ended June 30, 2015 (Unaudited) and for the Period from April 17, 2014 (date of inception) to June 30, 2014	2
Condensed Statements of Changes in Net Assets for the Six Months Ended June 30, 2015 (Unaudited) and for the Period from April 17, 2014 (date of inception) to June 30, 2014	3
Condensed Statements of Cash Flows for the Six Months Ended June 30, 2015 (Unaudited) and for the Period from April 17, 2014 (date of inception) to June 30, 2014	4
Notes to Condensed Interim Financial Statements (Unaudited)	5
Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations	12
Item 3. Quantitative and Qualitative Disclosures about Market Risk	17
Item 4. Controls and Procedures	17
PART II
Item 1. Legal Proceedings	18
Item 1A. Risk Factors	18
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds	18
Item 3. Defaults upon Senior Securities	18
Item 4. Mine Safety Disclosures	18
Item 5. Other Information	18
Item 6. Exhibits	19
Signatures	20

PART I
Item 1. Financial Statements.

BUSINESS DEVELOPMENT CORPORATION OF AMERICA II

CONDENSED STATEMENTS OF ASSETS AND LIABILITIES

	June 30, 2015	December 31, 2014
	(Unaudited)
Assets
Cash	$80,361	$9,962
Deferred offering costs	—	46,291
Prepaid expenses and other assets	11,795	15,597
Total assets	$92,156	$71,850

Liabilities
Accrued professional fees	$382,526	$129,981
Due to affiliates	305,544	50,052
Accounts payable and other accrued expenses	18,455	10,357
Total liabilities	$706,525	$190,390

Commitments and contingencies (Note 4)

Net Assets
Preferred stock, $0.001 par value, 50,000,000 authorized, none issued and outstanding	$—	$—
Common stock, $0.001 par value, 450,000,000 shares authorized, 22,222 shares issued and outstanding	22	22
Additional paid-in capital	199,978	199,978
Accumulated deficit	(814,369)	(318,540)
Total net assets (deficit)	$(614,369)	$(118,540)

Total liabilities and net assets (deficit)	$92,156	$71,850

Net asset value per share	$(27.65)	$(5.33)

The accompanying notes are an integral part of these condensed interim financial statements.

BUSINESS DEVELOPMENT CORPORATION OF AMERICA II

CONDENSED STATEMENTS OF OPERATIONS

	For the Three Months Ended June 30, 2015	For the Period from April 17, 2014 (date of inception) to June 30, 2014	For the Six Months Ended June 30, 2015
	(Unaudited)		(Unaudited)
Income	$—	$—	$—
Expenses:
Professional fees	223,083	—	451,643
Insurance expense	16,743	—	33,485
General and administrative expenses	7,517	—	10,701
Organization costs	—	28,892	—
Total expenses	247,343	28,892	495,829
Net loss	$(247,343)	$(28,892)	$(495,829)

The accompanying notes are an integral part of these condensed interim financial statements.

BUSINESS DEVELOPMENT CORPORATION OF AMERICA II

CONDENSED STATEMENTS OF CHANGES IN NET ASSETS (DEFICIT)

	For the Six Months Ended June 30, 2015	For the Period from April 17, 2014 (date of inception) to June 30, 2014
	(Unaudited)
Operations:
Net loss	$(495,829)	$(28,892)
Decrease in net assets from operations	(495,829)	(28,892)
Capital transactions:
Proceeds from issuance of common stock	—	200,000
Net increase in net assets from capital transactions	—	200,000
Total decrease in net assets (deficit)	(495,829)	171,108
Net assets (deficit) at beginning of period	(118,540)	—
Net assets (deficit) at end of period	$(614,369)	$171,108

The accompanying notes are an integral part of these condensed interim financial statements.

BUSINESS DEVELOPMENT CORPORATION OF AMERICA II

CONDENSED STATEMENTS OF CASH FLOWS

	For the Six Months Ended June 30, 2015	For the Period from April 17, 2014 (date of inception) to June 30, 2014
	(Unaudited)
Cash flows from operating activities:
Decrease in net assets from operations	$(495,829)	$(28,892)
Adjustments to reconcile decrease in net assets from operations to net cash used in operating activities:
Decrease in prepaid expenses and other assets	3,802	—
Increase in accrued professional fees	252,545	—
Increase in accounts payable and other accrued expenses	8,098	28,892
Net cash used in operating activities	$(231,384)	$—
Cash flows from financing activities:
Financing proceeds from affiliate	$836,330	$200,000
Receivable from affiliate	(580,838)	523,500
Decrease in deferred offering costs	46,291	(720,250)
Net cash provided by financing activities	$301,783	$3,250

Net increase in cash	$70,399	$3,250
Cash, beginning of period	9,962	—
Cash, end of period	$80,361	$3,250

Supplemental information:
Interest paid on insurance during the period	$302	$—

The accompanying notes are an integral part of these condensed interim financial statements.

BUSINESS DEVELOPMENT CORPORATION OF AMERICA II

NOTES TO CONDENSED INTERIM FINANCIAL STATEMENTS
June 30, 2015
(Unaudited)

Note 1 - Organization and Business Operations
Business Development Corporation of America II (the "Company"), incorporated in Maryland on April 17, 2014, is an externally managed, non-diversified closed-end investment company that has elected to be treated as a business development company ("BDC") under the Investment Company Act of 1940, as amended (the "1940 Act"), and is applying the guidance of Financial Accounting Standards Board ("FASB") Accounting Standards Codification ("ASC") Topic 946, "Financial Services - Investment Companies" ("ASC 946"). As a BDC, the Company is required to comply with certain regulatory requirements promulgated under the 1940 Act. The Company intends to elect to be taxed for U.S. federal income tax purposes as a regulated investment company under Subchapter M of the Internal Revenue Code of 1986, as amended, with the filing of the Company's 2015 tax return. The Company is sponsored by AR Capital, LLC (the "Sponsor") and is managed by BDCA Adviser II, LLC (the "Adviser"), which is wholly-owned by the Sponsor, pursuant to the terms of the Investment Advisory and Management Services Agreement (the "Investment Advisory Agreement"). The Adviser oversees the management of the Company’s activities and is responsible for making investment decisions regarding its portfolio.
The Company is offering for sale on a continuous basis a maximum of 300 million shares of common stock, $0.001 par value per share, at an initial offering price of $10.00 per share, subject to certain volume and other discounts, on a "best efforts" basis pursuant to a registration statement on Form N-2, as amended and supplemented from time to time (the "Registration Statement") (File No. 333-197447), filed with the Securities and Exchange Commission (the "SEC") under the Securities Act of 1933, as amended (the "Offering"). On May 19, 2014, the Company sold 22,222 shares of common stock to the Sponsor for $9.00 per share, which represents the initial offering price of $10.00 per share less selling commissions of $0.70 per share and dealer manager fees of $0.30 per share consistent with the terms and disclosures of the Registration Statement. On September 8, 2014, the Company's Registration Statement was declared effective by the SEC and the Company commenced the Offering.
If by September 8, 2015, the Company does not sell shares totaling gross offering proceeds of at least $2.0 million, including shares purchased by the Adviser and its affiliates ("Minimum Offering Requirement"), the Company will promptly return all funds to investors and will stop the Offering. Prior to reaching the Minimum Offering Requirement, all subscription payments will be held in an escrow account by UMB Bank, N.A., as escrow agent for the Company's subscribers pending release to the Company.
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
Organization costs  - Organization costs include professional fees, regulatory fees and other costs of incorporation. These costs are expensed as incurred. As of June 30, 2015, the Company has incurred organization costs of $78,709.

BUSINESS DEVELOPMENT CORPORATION OF AMERICA II

NOTES TO CONDENSED INTERIM FINANCIAL STATEMENTS
June 30, 2015
(Unaudited)

Offering costs  - Offering costs principally relate to professional fees (including transfer agent fees), printing costs, direct marketing expenses, due diligence costs, fees paid to regulators and other expenses, including the salaries and/or expenses of the Adviser and its affiliates engaged in registering and marketing the Company’s common stock. Such allocated expenses of the Adviser and its affiliates may include the development of marketing materials and presentations, training and educational meetings and generally coordinating the marketing process for the Company. As of June 30, 2015 and December 31, 2014, the Company has incurred offering costs of $2,214,588 and $1,633,750, respectively. Pursuant to the Investment Advisory Agreement, the Company and the Adviser have agreed that the Company will not be liable for any organization and offering costs in excess of $125,000 if aggregate gross proceeds from the Offering have not exceeded $12.5 million. If aggregate gross proceeds from the Offering exceed $12.5 million, then the Company will not be liable for any organization and offering costs in excess of 1.5% of aggregate gross proceeds from the Offering.
As of June 30, 2015, the aggregate gross proceeds from the Offering have not exceeded $12.5 million. Accordingly, as of June 30, 2015, the Company has recognized $78,709 of organization costs and $46,291 of transfer agent fees classified as offering costs. As of June 30, 2015 and December 31, 2014, the organization and offering costs incurred by the Company of $2,168,297 and $1,587,459, respectively, in excess of the amount the Company is liable to pay have been netted with amounts due to affiliates resulting in a net due to affiliates of $305,544 and $50,052, respectively, that are recorded on the condensed statements of assets and liabilities.
Reclassification and Presentation
The Company previously disclosed accrued accounting and tax fees of $101,155 and accrued legal fees of $28,826 on the Company's statement of assets and liabilities as of December 31, 2014. These previous period amounts have been condensed to accrued professional fees of $129,981 on the Company's condensed statement of assets and liabilities presented in this quarterly report on Form 10-Q.
Recently Adopted Accounting Standard
On January 1, 2015, the Company adopted Accounting Standards Update ("ASU") No. 2014-10, which eliminated certain financial reporting requirements of companies previously identified as “Development Stage Entities” (Topic 915). The amendments in this ASU simplify accounting guidance by removing all incremental financial reporting requirements for development stage entities. The amendments also reduce data maintenance and, for those entities subject to audit, audit costs by eliminating the requirement for development stage entities to present inception-to-date information in the statements of income, cash flows and stockholders’ equity. As of June 30, 2015, the Company’s condensed interim financial statements have been presented to conform with the reporting and disclosure requirements of ASU No. 2014-10.
Recent Accounting Standards Updates
Management does not believe that any recently issued, but not yet effective, accounting pronouncements, if currently adopted, would have a material effect on the Company’s condensed interim financial statements.
Note 3 - Related Party Transactions and Arrangements
Capital Contribution by AR Capital, LLC
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
Management and Incentive Fee Compensation to the Adviser
The Company entered into the Investment Advisory Agreement with the Adviser on August 21, 2014, in which the Company will pay the Adviser a fee for investment advisory and management services consisting of two components - a management fee and an incentive fee. Pursuant to the Investment Advisory Agreement with the Adviser, the management fee and incentive fee will not begin to accrue until the quarter in which the Company breaks escrow which has not occurred as of June 30, 2015.

BUSINESS DEVELOPMENT CORPORATION OF AMERICA II

NOTES TO CONDENSED INTERIM FINANCIAL STATEMENTS
June 30, 2015
(Unaudited)

Management fee  - The management fee is calculated at an annual rate of 1.0% of average gross assets. The management fee is payable quarterly in arrears and is calculated based on the average value of gross assets at the end of the two most recently completed calendar quarters. The management fee for any partial month or quarter will be appropriately pro-rated.
Incentive fee  - The incentive fee consists of two parts. The first part, the subordinated incentive fee on income, is calculated and payable quarterly in arrears based on 15.0% of the Company’s "pre-incentive fee net investment income" (defined below) for the immediately preceding quarter. The payment of the subordinated incentive fee on income is subject to payment of a preferred return to investors each quarter, expressed as a quarterly rate of return on "adjusted capital" (defined below) at the beginning of the most recently completed calendar quarter subject to a "catch up" (defined below) feature. Under the Investment Advisory Agreement, the subordinated incentive fee will be paid out as follows:

•
No subordinated incentive fee on income is payable to the Adviser in any calendar quarter in which the Company's pre-incentive fee net investment income does not exceed the preferred return rate of 1.75% (7.00% annualized);

•
100% of the Company's pre-incentive fee net investment income, if any, that exceeds the preferred return rate of 1.75% in any given calendar quarter (7.00% annualized) but is less than or equal to 2.0588% in any calendar quarter (8.24% annualized) is payable to the Adviser. This portion of the subordinated incentive fee on income is referred to as the "catch up" and is intended to provide the Adviser with an incentive fee of 15.0% on all of the Company's pre-incentive fee net investment income when the Company's pre-incentive fee investment income reaches 2.0588% (8.24% annualized) in any calendar quarter;

•
For any calendar quarter in which the Company's pre-incentive fee net investment income exceeds 2.0588% (8.24% annualized), the subordinated incentive fee on income equals 15.0% of the amount of the Company's pre-incentive fee net investment income, as the preferred return and catch-up will have been achieved.

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
As of June 30, 2015 the Company has not incurred any management fees, subordinated incentive fees or capital gain incentive fees under the Investment Advisory Agreement.
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

BUSINESS DEVELOPMENT CORPORATION OF AMERICA II

NOTES TO CONDENSED INTERIM FINANCIAL STATEMENTS
June 30, 2015
(Unaudited)

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
As of June 30, 2015, the Company has not been reimbursed for any operating expenses pursuant to the Expense Support Agreement.
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
As of June 30, 2015, the Company has not incurred any selling commissions or dealer manager fees.
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
As of June 30, 2015 and December 31, 2014, organization and offering costs in the amount of $2,168,297 and $1,587,459, respectively, have been incurred in excess of the $125,000 limit as the aggregate gross proceeds from the Offering have not exceeded $12.5 million and are therefore the responsibility of the Adviser. The Company has paid $125,000 in organization and offering costs which have been paid in cash from the proceeds of the initial capital contribution and affiliate advances.
See table below for further details on related party organization and offering costs incurred by the Company for the three months ended June 30, 2015, for the period from April 17, 2014 (date of inception) to June 30, 2014 and for the six months ended June 30, 2015. Also, refer to the other affiliates section below for details on relationships which may cause the Company to incur organization and offering costs.

BUSINESS DEVELOPMENT CORPORATION OF AMERICA II

NOTES TO CONDENSED INTERIM FINANCIAL STATEMENTS
June 30, 2015
(Unaudited)

Other Affiliates
RCS Advisory Services, LLC ("RCS") is an entity under common control with the Sponsor. RCS performs legal, compliance, due diligence and marketing services for the Company through the Investment Advisory Agreement. For the three months ended June 30, 2015, for the period from April 17, 2014 (date of inception) to June 30, 2014 and for the six months ended June 30, 2015, the Company has incurred charges of $139,630, $32,155 and $363,100, respectively, from RCS related to legal, compliance, due diligence and marketing services, see table below for further details.
The Company engaged American National Stock Transfer, LLC (the "Transfer Agent"), an entity under common control with the Sponsor, on May 19, 2014 to provide the Company with transfer agent services. The Transfer Agent will conduct transfer agency, registrar and supervisory services for the Company. For the three months ended June 30, 2015, for the period from April 17, 2014 (date of inception) to June 30, 2014 and for the six months ended June 30, 2015, the Company has incurred transfer agent fees of $30,000, $0 and $60,000, respectively, see table below for further details.
SK Research, LLC ("SK Research") is an entity under common control with the Sponsor. SK Research provides broker-dealers and financial advisors with the research, critical thinking and analytical resources necessary to evaluate the viability, utility and performance of investment programs. The Company entered into a due diligence review fee reimbursement agreement on August 29, 2014 with SK Research. For the three months ended June 30, 2015, for the period from April 17, 2014 (date of inception) to June 30, 2014 and for the six months ended June 30, 2015, the Company incurred charges of $25,000, $0 and $50,000, respectively, from SK Research to conduct due diligence on the Company, see table below for further details.
The Sponsor may incur costs on behalf of the Company in which case the Company reimburses the Sponsor for those costs incurred. For the three months ended June 30, 2015, for the period from April 17, 2014 (date of inception) to June 30, 2014 and for the six months ended June 30, 2015, the Company reimbursed the Sponsor $6,725, $0 and $6,725 , respectively, for costs incurred by the Sponsor on behalf of the Company.
The following is a schedule depicting the related party costs in connection with the operations of the Company for the three months ended June 30, 2015, for the period from April 17, 2014 (date of inception) to June 30, 2014 and for the six months ended June 30, 2015:

	For the Three Months Ended June 30, 2015	For the Period from April 17, 2014 (date of inception) to June 30, 2014	For the Six Months Ended June 30, 2015
Related party offering costs (1)
Due diligence costs	$54,341	$—	$184,329
Legal costs	50,504	24,255	81,975
Transfer agent costs	30,000	—	60,000
Marketing and advertising	22,540	4,000	32,059
General offering costs	9,025	3,900	10,315
Total related party offering costs	166,410	32,155	368,678

Related party costs charged to expense (2)
Legal costs	34,944	—	111,146
Total related party costs charged to expense	34,944	—	111,146

Total related party costs	$201,354	$32,155	$479,824
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
(2) Included in the condensed statement of operations

BUSINESS DEVELOPMENT CORPORATION OF AMERICA II

NOTES TO CONDENSED INTERIM FINANCIAL STATEMENTS
June 30, 2015
(Unaudited)

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
Indemnifications
On January 7, 2015 the Company entered into indemnification agreements with its Chief Executive Officer, Chief Financial Officer, Chief Compliance Officer and certain current and former members of its board of directors. In the ordinary course of business, the Company may enter into contracts or agreements that contain indemnifications or warranties. Future events could occur that lead to the execution of additional provisions against the Company. Based on its history and experience, management believes that the likelihood of such an event is remote.
Note 5 - Income Taxes
The Company complies with the accounting and reporting requirements of FASB ASC Topic 740, “Income Taxes,” ("ASC 740") which requires an asset and liability approach to financial accounting and reporting for income taxes. ASC 740 provides guidance for income taxes, including how uncertain tax positions should be recognized, measured and disclosed in the financial statements. Based on its analysis, the Company has determined there were no material uncertain tax positions through June 30, 2015. The Company will file a U.S. federal income tax return and may file income tax returns in various U.S. states. The Company may be subject to potential examination by U.S. federal, U.S. states or foreign jurisdiction authorities in the areas of income taxes. These potential examinations may include questioning the timing and amount of deductions, the nexus of income among various tax jurisdictions and compliance with U.S. federal, U.S. state and foreign tax laws. The 2014 tax year remains subject to examination by the U.S. federal, state and local tax authorities.
Note 6 - Economic Dependency
The Adviser has indicated its commitment to continue funding the operations of the Company during its early stage.
Note 7 - Financial Highlights
The following is a schedule of financial highlights for the six months ended June 30, 2015 and for the period from April 17, 2014 (date of inception) to June 30, 2014

	For the Six Months Ended June 30, 2015	For the Period from April 17, 2014 (date of inception) to June 30, 2014
Per share data (1):
Net asset (deficit) value, beginning of period	$(5.33)	$—
Decrease in net assets from operations	(22.32)	(1.30)
Issuance of common stock	—	9.00
Net asset (deficit) value, end of period	$(27.65)	$7.70
Shares outstanding, end of period	22,222	22,222
Total return - based on the net asset value (2)	NM	NM
Ratio/Supplemental data:
Net assets (deficit), end of period	$(614,369)	$171,108
Ratio of total expenses to average net assets (deficit) (2)	NM	NM
Ratio of net loss to average net assets (deficit) (2)	NM	NM
________________________________________
(1) The per share data was derived by using the weighted average shares outstanding during the period.
(2) Not meaningful

BUSINESS DEVELOPMENT CORPORATION OF AMERICA II

NOTES TO CONDENSED INTERIM FINANCIAL STATEMENTS
June 30, 2015
(Unaudited)

Note 8 - Subsequent Events
The Company has evaluated subsequent events through the date the condensed interim financial statements were issued and determined that there have not been any events that have occurred that would require adjustments to disclosures in these condensed interim financial statements, except as set forth below.
Advisory Agreement Amendment
On July 2, 2015, the Company entered into an amendment (the “Advisory Agreement Amendment”) to its Investment Advisory Agreement dated as of August 21, 2014 with the Advisor. The Company’s board of directors previously approved the entry into the Advisory Agreement Amendment on June 15, 2015. The Advisory Agreement Amendment revises the amounts for the preferred return (as defined in the Investment Advisory Agreement) and “catch up” percentage (as used in the Investment Advisory Agreement) from 1.6875% quarterly (6.75% annualized) to 1.75% quarterly (7.00% annualized) and from 1.9853% quarterly (7.94% annualized) to 2.0588% quarterly (8.24% annualized), respectively.
Sponsor Transaction
On August 6, 2015, the Sponsor entered into a transaction agreement (the “Transaction Agreement”) with AMH Holdings (Cayman), L.P. (“AMH”), a Cayman Islands exempted limited partnership and an affiliate of Apollo Global Management, LLC (NYSE: APO) (together with its consolidated subsidiaries, “Apollo”), and a newly-formed entity, AR Global Investments, LLC, a Delaware limited liability company (“AR Global”). The Transaction Agreement provides that the Sponsor will transfer to AR Global substantially all of the assets of its ongoing asset management business (including equity interests in its subsidiaries, which includes the parent of the Adviser).  The Transaction Agreement also provides that AMH will contribute money and other assets to AR Global.  Following the consummation of the transactions contemplated by the Transaction Agreement, AMH will hold a 60% interest in AR Global and the Sponsor will hold a 40% interest in AR Global. The business and affairs of AR Global will be overseen by a board of managers comprised of ten members, six of which will be appointed by AMH and four of which will be appointed by the Sponsor.  The Adviser is currently owned indirectly by the Sponsor and following the Transactions will be owned indirectly by AR Global.
Also on August 6, 2015, RCS Capital Corporation (“RCS Capital”), the parent of the Company’s Dealer Manager and a company under common control with the Sponsor, announced that it has entered into an agreement with an affiliate of Apollo to sell RCS Capital’s wholesale distribution division (collectively, the "Transactions"), including the Company's Dealer Manager, and certain related entities.  Upon completion of the transaction, the Dealer Manager will continue to operate as a stand-alone entity within AR Global. The current management team of the Dealer Manager, which is led by William E. Dwyer III, will continue to operate the day-to-day functions of the business.
The various Transactions are subject to customary closing conditions and are expected to close in 2015. Upon the consummation of the Transactions, an “assignment,” within the meaning of the 1940 Act, of the Investment Advisory Agreement between the Company and the Adviser will occur, which will result in the termination of the Investment Advisory Agreement in accordance with its terms.  The Company’s independent directors unanimously gave an authorization to proceed with the Transactions, subject to any required regulatory approvals as well as approvals by the Company’s board of directors and shareholders, including approval of a new advisory agreement with the Adviser to go into effect after the Transaction with respect to the Adviser’s parent is completed.

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

Overview
Business Development Corporation of America II, incorporated in Maryland on April 17, 2014, is an externally managed, non-diversified closed-end investment company that has elected to be treated as a business development company ("BDC") under the Investment Company Act of 1940, as amended (the "1940 Act"), and is applying the guidance of Financial Accounting Standards Board ("FASB") Accounting Standards Codification ("ASC") Topic 946, "Financial Services - Investment Companies" ("ASC 946"). As a BDC, we are required to comply with certain regulatory requirements promulgated under the 1940 Act. We intend to elect to be taxed for U.S. federal income tax purposes as a regulated investment company ("RIC") under Subchapter M of the Internal Revenue Code of 1986, as amended (the "Code"), with the filing of our 2015 tax return. We are sponsored by AR Capital, LLC (the "Sponsor") and are managed by BDCA Adviser II, LLC (the "Adviser"), which is wholly-owned by the Sponsor, pursuant to the terms of the Investment Advisory and Management Services Agreement (the "Investment Advisory Agreement"). The Adviser oversees the management activities and is responsible for making investment decisions regarding our portfolio.
We are offering for sale on a continuous basis a maximum of 300 million shares of common stock, $0.001 par value per share, at an initial offering price of $10.00 per share, subject to certain volume and other discounts, on a "best efforts" basis pursuant to a registration statement on Form N-2, as amended and supplemented from time to time (the "Registration Statement") (File No. 333-197447), filed with the Securities and Exchange Commission (the "SEC") under the Securities Act of 1933, as amended (the "Offering"). On May 19, 2014, we sold 22,222 shares of common stock to the Sponsor for $9.00 per share, which represents the initial offering price of $10.00 per share less selling commissions of $0.70 per share and dealer manager fees of $0.30 per share consistent with the terms and disclosures of the Registration Statement. On September 8, 2014, our Registration Statement was declared effective by the SEC. Realty Capital Securities, LLC (the "Dealer Manager"), our affiliate, serves as the dealer manager of the Offering.
If by September 8, 2015 we do not sell shares totaling gross offering proceeds of at least $2.0 million, including shares purchased by the Adviser and its affiliates (the "Minimum Offering Requirement"), we will promptly return all funds to investors and will stop the Offering. Prior to reaching the Minimum Offering Requirement, all subscription payments will be held in an escrow account by UMB Bank, N.A., as escrow agent for our subscribers pending release to us.
We are a specialty finance company formed primarily to make debt investments in first lien, floating rate loans and, to a lesser extent, second lien loans that are generally made to U.S. companies, syndicated and have a secondary trading market . We may also invest in collateralized loan obligations ("CLOs"). Our CLO portfolio will primarily focus on the equity tranches of the CLOs.
Investment Advisory Agreement
Pursuant to the Investment Advisory Agreement we entered into on August 21, 2014 with our Adviser, we will pay our Adviser a fee for its services consisting of two components - a management fee and an incentive fee. The management fee is calculated at an annual rate of 1.0% of our average gross assets at the end of the two most recent completed calendar quarters, and is payable quarterly in arrears.
The incentive fee consists of two parts. The first part, the subordinated incentive fee on income, is calculated and payable quarterly in arrears based on 15.0% of our "pre-incentive fee net investment income" (defined below) for the immediately preceding quarter. The payment of the subordinated incentive fee on income is subject to payment of a preferred return to investors each quarter, expressed as a quarterly rate of return on "adjusted capital" (defined below) at the beginning of the most recently completed calendar quarter subject to a "catch up" (defined below) feature. The subordinated incentive fee will be paid out as follows:

•
No subordinated incentive fee on income is payable to the Adviser in any calendar quarter in which our pre-incentive fee net investment income does not exceed the preferred return rate of 1.75% (7.00% annualized);

•
100% of our pre-incentive fee net investment income, if any, that exceeds the preferred return rate of 1.75% in any given calendar quarter (7.00% annualized) but is less than or equal to 2.0588% in any calendar quarter (8.24% annualized) is payable to the Adviser. This portion of the of the subordinated incentive fee on income is referred to as the "catch up" and is intended to provide the Adviser with an incentive fee of 15.0% on all of our pre-incentive fee net investment income when our pre-incentive fee investment income reaches 2.0588% (8.24% annualized) in any calendar quarter; and

•
For any calendar quarter in which our pre-incentive fee net investment income exceeds 2.0588% (8.24% annualized), the subordinated incentive fee on income equals 15.0% of the amount of our pre-incentive fee net investment income, as the preferred return and catch-up will have been achieved.

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
Adjusted capital is defined as cumulative gross proceeds generated from sales of our common stock (including proceeds from the our distribution reinvestment plan (the "DRIP")) reduced for distributions from non-liquidating dispositions of our investments paid to stockholders and amounts paid for share repurchases pursuant to our share repurchase program.
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
As of June 30, 2015 we have not incurred any management fees, subordinated incentive fees or capital gain incentive fees under the Investment Advisory Agreement.
Expense Support Agreement
We have entered into an Expense Support Agreement with the Adviser on August 21, 2014, whereby the Adviser may pay up to 100% of all of our operating expenses for any period beginning on the effective date of the Registration Statement, until we and the Adviser mutually agree otherwise. The Expense Support Payment for any month shall be paid by the Adviser to us in any combination of cash or other immediately available funds and/or offsets against amounts due from us to the Adviser. The purpose of the Expense Support Payment is to reduce offering and operating expenses until we have achieved economies of scale sufficient to ensure that we are able to bear a reasonable level of expense in relation to investment income. Operating expenses subject to this agreement include expenses as defined by GAAP, including, without limitation, fees payable to the Adviser and interest on indebtedness for such period, if any.
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
As of June 30, 2015, we have not been reimbursed for any operating expenses pursuant to the Expense Support Agreement.
Dealer Manager Agreement
We entered into a dealer manager agreement on September 8, 2014 with the Dealer Manager to serve as the dealer manager of the Offering. The Dealer Manager receives fees and compensation in connection with the sale of our common stock in the Offering. The Dealer Manager receives a selling commission of up to 7.0% of the gross proceeds of the shares sold in the Offering before reallowance of commissions earned by participating broker-dealers. Alternatively, selected broker-dealers may elect to receive a fee equal to 7.5% of the gross proceeds of the shares sold in the Offering (not including selling commissions and dealer manager fees) by such participating broker-dealer, with 2.5% thereof paid at the time of such sale and 1.0% thereof paid on each anniversary of the closing of such sale up to and including the fifth anniversary of the closing of such sale. If this option is elected, the dealer manager fee will be reduced to 2.5% of gross proceeds of the shares sold in the Offering (not including selling commissions and dealer manager fees).
In addition, the Dealer Manager receives up to 3.0% of the gross proceeds of the shares sold in the Offering, before reallowance to participating broker-dealers, as a dealer manager fee. The Dealer Manager may reallow up to 1.5% of its dealer manager fee to such participating broker-dealers.
As of June 30, 2015, we have not incurred any selling commissions or dealer manager fees.

Potential Conflicts of Interest
The Adviser’s senior management team is comprised of substantially the same personnel as the senior management team of BDCA Adviser, LLC ("BDCA Adviser"), the investment adviser to Business Development Corporation of America ("BDCA"), the Sponsor’s other affiliated BDC. Personnel of BDCA Adviser and the Adviser may provide investment advice for clients other than us and BDCA, respectively, any, or all, and may continue to do so in the future. To the extent that the Adviser undertakes to provide investment advisory services to other clients, it intends to allocate investment opportunities in a fair and equitable manner consistent with our investment objectives and strategies, if necessary, so that we will not be disadvantaged in relation to any other client of the Adviser or its management team. In addition, even in the absence of the Adviser retaining additional clients, it is possible that some investment opportunities may be provided to other clients rather than to us.
Exemptive Relief
On August 5, 2015, the SEC issued an order granting an application for exemptive relief from the provisions of Sections 17(d) and 57(a)(4) of the 1940 Act as filed with the SEC to co-invest in certain privately negotiated investment transactions with BDCA, and any future BDCs that are advised by the Adviser or its affiliated investment advisers, or, collectively, our co-investment affiliates, subject to the satisfaction of certain conditions. We believe this relief may not only enhance our ability to further our investment objectives and strategies, but may also increase favorable investment opportunities for us, in part by allowing us to participate in larger investments, together with our co-investment affiliates, than would be available to us in the absence of such relief.
Other Related-Party Arrangements
We have entered into agreements with our affiliates, whereby we pay certain fees or reimbursements to our Adviser or its affiliates in connection with asset and service fees, reimbursement of operating costs and offering related costs. We have entered into an Investment Advisory Agreement with the Adviser, an Expense Support Agreement with the Adviser and a Dealer Manager Agreement with the Dealer Manager, an affiliate of the Sponsor.
In addition, we have a relationship with RCS Advisory Services, LLC ("RCS"), an entity under common control with the Sponsor, that provides services to us as contemplated under the Investment Advisory Agreement. RCS will provide us with legal, compliance and marketing services and will receive fees as compensation for such services.
In addition, we engaged American National Stock Transfer, LLC ("Transfer Agent") an entity under common control with the Sponsor, on May 19, 2014, to provide us with transfer agent services. The Transfer Agent will conduct transfer agency, registrar and supervisory services for us and will receive fees as compensation for such services.
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
Results of Operations
As of June 30, 2015, we have not commenced operations or acquired any assets. Additionally, our management is not aware of any material trends or uncertainties, other than national economic conditions, that may be reasonably anticipated to have a material impact on the capital resources or income to be derived from our operations.
Recent Developments
Advisory Agreement Amendment
On July 2, 2015, we entered into an amendment (the “Advisory Agreement Amendment”) to our Investment Advisory Agreement dated as of August 21, 2014 with the Advisor. Our board of directors previously approved the entry into the Advisory Agreement Amendment on June 15, 2015. The Advisory Agreement Amendment revises the amounts for the preferred return (as defined in the Investment Advisory Agreement) and “catch up” percentage (as used in the Investment Advisory Agreement) from 1.6875% quarterly (6.75% annualized) to 1.75% quarterly (7.00% annualized) and from 1.9853% quarterly (7.94% annualized) to 2.0588% quarterly (8.24% annualized), respectively.

Sponsor Transaction
On August 6, 2015, the Sponsor entered into a transaction agreement (the “Transaction Agreement”) with AMH Holdings (Cayman), L.P. (“AMH”), a Cayman Islands exempted limited partnership and an affiliate of Apollo Global Management, LLC (NYSE: APO) (together with its consolidated subsidiaries, “Apollo”), and a newly-formed entity, AR Global Investments, LLC, a Delaware limited liability company (“AR Global”). The Transaction Agreement provides that the Sponsor will transfer to AR Global substantially all of the assets of its ongoing asset management business (including equity interests in its subsidiaries, which includes the parent of the Adviser).  The Transaction Agreement also provides that AMH will contribute money and other assets to AR Global.  Following the consummation of the transactions contemplated by the Transaction Agreement, AMH will hold a 60% interest in AR Global and the Sponsor will hold a 40% interest in AR Global. The business and affairs of AR Global will be overseen by a board of managers comprised of ten members, six of which will be appointed by AMH and four of which will be appointed by the Sponsor.  The Adviser is currently owned indirectly by the Sponsor and following the Transactions will be owned indirectly by AR Global.
Also on August 6, 2015, RCS Capital Corporation (“RCS Capital”), the parent of our Dealer Manager and a company under common control with the Sponsor, announced that it has entered into an agreement with an affiliate of Apollo to sell RCS Capital’s wholesale distribution division (collectively, the "Transactions"), including our Dealer Manager and certain related entities.  Upon completion of the transaction, the Dealer Manager will continue to operate as a stand-alone entity within AR Global. The current management team of the Dealer Manager, which is led by William E. Dwyer III, will continue to operate the day-to-day functions of the business.
The various Transactions are subject to customary closing conditions and are expected to close in 2015. Upon the consummation of the Transactions, an “assignment,” within the meaning of the 1940 Act, of the Investment Advisory Agreement between us and the Adviser will occur, which will result in the termination of the Investment Advisory Agreement in accordance with its terms.  Our independent directors unanimously gave an authorization to proceed with the Transactions, subject to any required regulatory approvals as well as approvals by our board of directors and shareholders, including approval of a new advisory agreement with the Adviser to go into effect after the Transaction with respect to the Adviser’s parent is completed.
Liquidity and Capital Resources
We will generate cash initially from the net proceeds of the Offering and, as we build our investment portfolio, from interest and dividends earned on our investments as well as proceeds from sales of our investments. Our current capital resources have come from the initial capital contribution from our Sponsor and from affiliate advances.
Our principal demands for funds will be for portfolio investments for the payment of operating expenses, distributions to our investors and for the payment of principal and interest on our outstanding indebtedness. Generally, cash needs for investment activities will be met through proceeds from the sale of common stock through the Offering. We may also from time to time enter into other agreements with third parties where by third parties will contribute to specific investment opportunities. Management expects that in the future, as our investment portfolio grows, our investments will generate sufficient cash flow to cover operating expenses and the payment of monthly distributions. Other potential future sources of capital include proceeds from secured or unsecured financings from banks or other lenders, proceeds from private offerings, proceeds from the sales of our investments and undistributed funds from operations.
Distributions
As of June 30, 2015, we have not yet commenced operations or acquired any assets. Therefore, we have not had any income, cash flows provided by investment operations or funds available for dividends. Subject to the discretion of our board of directors and applicable legal restrictions, we intend to authorize and declare monthly distributions that will be paid on a monthly basis beginning no later than the first calendar quarter subsequent to the month in which the Minimum Offering Requirement is met. We have also adopted an "opt in" DRIP for our common stockholders. As a result, if we make a distribution, the stockholders will receive distributions in cash unless they specifically "opt in" to the DRIP so as to have their cash distributions reinvested in additional shares of common stock.
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
Item 3. Quantitative and Qualitative Disclosures about Market Risk.
As of June 30, 2015, we have not yet commenced operations. Because we have not acquired any assets, borrowed any funds or purchased or sold any derivatives, we are currently not exposed to interest rate or foreign currency market risks.
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
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.
During the six months ended June 30, 2015, the Company did not issue any equity securities that were not registered under the Securities Act, nor did the Company repurchase any shares or other units of any class of equity securities of the Company.
Item 3. Defaults upon Senior Securities.
Not applicable.
Item 4. Mine Safety Disclosures.
Not applicable.
Item 5. Other Information.
Not applicable.

Item 6. Exhibits.
EXHIBITS INDEX
The following exhibits are included in this Quarterly Report on Form 10-Q for the quarter ended June 30, 2015 (and are numbered in accordance with Item 601 of Regulation S-K).

Exhibit No.	Description
3.1(1)	Articles of Amendment and Restatement
3.2(1)	Amended and Restated Bylaws
4.1(2)	Form of Subscription Agreement
4.2(1)	Distribution Reinvestment Plan
10.1(3)	Investment Advisory and Management Services Agreement dated as of August 21, 2014 between Registrant and BDCA Adviser II, LLC
10.2(4)	Amendment No. 1 to the Investment Advisory and Management Services Agreement dated July 2, 2015
10.3(1)	Escrow Agreement dated as of September 8, 2014 between Registrant, Realty Capital Securities, LLC and UMB Bank, N.A.
10.4(7)	Amended and Restated Escrow Agreement dated November 21, 2014
10.5(4)	Amendment No.1 dated as of July 2, 2015 to the Amended and Restated Escrow Agreement dated as of November 21, 2014 between the Registrant, Realty Capital Securities, LLC and UMB Bank, N.A.
10.7(3)	Expense Support Agreement dated as of August 21, 2014 between Registrant and BDCA Adviser II, LLC
10.7(3)	Dealer Manager Agreement dated as of September 8, 2014 between Registrant and Realty Capital Securities, LLC
10.8(5)	Form of Indemnification Agreement
10.9(6)	Fund Administration Servicing Agreement dated as of April 13, 2014 by and between the Company and U.S. Bancorp Fund Services, LLC.
10.10(6)	Fund Accounting Servicing Agreement dated as of April 13, 2014 by and between the Company and U.S. Bancorp Fund Services, LLC.
10.11(6)	Custodian Agreement dated as of April 15, 2014 by and between the Company and U.S. Bank National Association.
31.1*	Certification of the Principal Executive Officer of the Company pursuant to Securities Exchange Act Rule 13a-14(a) or 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2 *	Certification of the Principal Financial Officer of the Company pursuant to Securities Exchange Act Rule 13a-14(a) or 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32 *
Written statements of the Principal Executive Officer and Principal Financial Officer of the Company pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

_________________________

*	Filed herewith
(1)	Filed as an exhibit to Pre-Effective Amendment No.1 to the Company's Registration Statement on Form N-2 (File No. 333-197447) and herein incorporated by reference.
(2)	Filed as Appendix A to the Company's Prospectus dated September 8, 2014 (File No. 333-197447) and herein incorporated by reference.
(3)	Filed as an exhibit to the Company's Quarterly Report on Form 10-Q filed with the SEC on October 27, 2014 and herein incorporated by reference.
(4)	Filed as an exhibit to the Company's Current Report on Form 8-K filed with SEC on July 8, 2015
(5)	Filed as an exhibit to the Company’s Annual Report on Form 10-K filed with the SEC on March 30, 2015 and incorporated by reference.
(6)	Filed as an exhibit to the Company’s Current Report on Form 8-K filed with the SEC on April 17, 2015 and incorporated by reference.
(7)	Filed as an exhibit to Post-Effective Amendment No. 2 to the Registration Statement on Form N-2 (File No. 333-197447) filed on July 14, 2015 and herein incorporated by reference.

BUSINESS DEVELOPMENT CORPORATION OF AMERICA II
SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

BUSINESS DEVELOPMENT CORPORATION OF AMERICA II

Date: August 11, 2015	By: /s/ Peter M. Budko Name: Peter M. Budko Title: Chief Executive Officer, President and Chairman of the Board of Directors (Principal Executive Officer)

Date: August 11, 2015	By: /s/ Katie P. Kurtz Name: Katie P. Kurtz Title: Chief Financial Officer, Treasurer, and Secretary (Principal Financial and Principal Accounting Officer)