Form 10-Q
period 2015-09-30
BUSINESS DEVELOPMENT Corp OF AMERICA II
filed 2015-11-16
CIK 1606657

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549

FORM 10-Q
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2015
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

The number of shares of the registrant's common stock, $0.001 par value, outstanding as of November 9, 2015 was 316,206.

Page
PART I
Item 1. Financial Statements
Condensed Statements of Assets and Liabilities as of September 30, 2015 (Unaudited) and December 31, 2014	1
Condensed Statements of Operations for the Three Months Ended September 30, 2015 and 2014, for the Nine Months Ended September 30, 2015 and for the Period from April 17, 2014 (date of inception) to September 30, 2014 (Unaudited)	2
Condensed Statements of Changes in Net Assets for the Nine Months Ended September 30, 2015 and for the Period from April 17, 2014 (date of inception) to September 30, 2014 (Unaudited)	3
Condensed Statements of Cash Flows for the Nine Months Ended September 30, 2015 and for the Period from April 17, 2014 (date of inception) to September 30, 2014 (Unaudited)	4
Schedule of Investments as of September 30, 2015 (Unaudited)	5
Notes to Condensed Interim Financial Statements (Unaudited)	6
Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations	19
Item 3. Quantitative and Qualitative Disclosures about Market Risk	27
Item 4. Controls and Procedures	27
PART II
Item 1. Legal Proceedings	29
Item 1A. Risk Factors	29
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds	29
Item 3. Defaults upon Senior Securities	29
Item 4. Mine Safety Disclosures	29
Item 5. Other Information	29
Item 6. Exhibits	31
Signatures	32

PART I
Item 1. Financial Statements.

BUSINESS DEVELOPMENT CORPORATION OF AMERICA II
CONDENSED STATEMENTS OF ASSETS AND LIABILITIES

	September 30, 2015	December 31, 2014
	(Unaudited)
Assets
Non-affiliated investments, at fair value (amortized cost of $1,318,305 and $0, respectively)	$1,300,583	$—
Cash and cash equivalents	2,302,328	9,962
Due from affiliates, net	672,544	—
Deferred offering costs	—	46,291
Prepaid expenses and other assets	—	15,597
Total assets	$4,275,455	$71,850

Liabilities
Payable for unsettled trades	$1,318,122	$—
Accrued professional fees	398,738	129,981
Accounts payable and other accrued expenses	69,689	10,357
Due to affiliates, net	—	50,052
Total liabilities	$1,786,549	$190,390

Commitments and contingencies (Note 5)

Net Assets
Preferred stock, $0.001 par value, 50,000,000 authorized, none issued and outstanding	$—	$—
Common stock, $0.001 par value, 450,000,000 shares authorized, 278,494 and 22,222 shares issued and outstanding, respectively	278	22
Additional paid-in capital	3,320,536	199,978
Accumulated net investment loss	(814,369)	(318,540)
Accumulated under distributed realized gains	183	—
Net unrealized depreciation	(17,722)	—
Total net assets	$2,488,906	$(118,540)

Total liabilities and net assets	$4,275,455	$71,850

Net asset value per share	$8.94	$(5.33)

The accompanying notes are an integral part of these condensed interim financial statements.

BUSINESS DEVELOPMENT CORPORATION OF AMERICA II
CONDENSED STATEMENTS OF OPERATIONS
(Unaudited)

	For the Three Months Ended September 30, 2015	For the Three Months Ended September 30, 2014	For the Nine Months Ended September 30, 2015	For the Period from April 17, 2014 (date of inception) to September 30, 2014
Investment income:
Interest from investments	$—	$—	$—	$—
Total investment income	—	—	—	—

Expenses:
Management fees	1,615	—	1,615	—
Professional fees	443,837	2,848	895,480	2,848
Insurance expense	16,742	—	50,227	—
Directors fees	4,980	—	4,980	—
Organization costs	—	14,807	—	43,699
General and administrative expenses	63,726	—	74,427	—
Total expenses before expense waiver and reimbursement from Adviser	530,900	17,655	1,026,729	46,547
Waiver of management fees	(1,615)	—	(1,615)	—
Expense support reimbursement from Adviser	(529,285)	—	(529,285)	—
Total expenses net of expense waiver and reimbursement from Adviser	—	17,655	495,829	46,547
Net investment loss	—	(17,655)	(495,829)	(46,547)

Realized and unrealized gain (loss) on investments:
Net realized gain from investments	183	—	183	—
Net change in unrealized depreciation on investments	(17,722)	—	(17,722)	—
Net realized and unrealized gain (loss) on investments	(17,539)	—	(17,539)	—

Net decrease in net assets resulting from operations	$(17,539)	$(17,655)	$(513,368)	$(46,547)

Per share information:
Net investment loss	$—	$(0.79)	$(12.11)	$(2.09)
Net decrease in net assets resulting from operations	$(0.23)	$(0.79)	$(12.54)	$(2.09)
Weighted average shares outstanding - basic and diluted	77,766	22,222	40,940	22,222

The accompanying notes are an integral part of these condensed interim financial statements.

BUSINESS DEVELOPMENT CORPORATION OF AMERICA II
CONDENSED STATEMENTS OF CHANGES IN NET ASSETS
(Unaudited)

	For the Nine Months Ended September 30, 2015	For the Period from April 17, 2014 (date of inception) to September 30, 2014
Operations:
Net investment loss	$(495,829)	$(46,547)
Net realized gain from investments	183	—
Net unrealized depreciation on investments	(17,722)	—
Net decrease in net assets from operations	(513,368)	(46,547)
Capital transactions:
Proceeds from issuance of common stock, net of issuance costs	2,306,445	118,699
Capital contribution from forgiveness of affiliate advance	814,369	—
Net increase in net assets from capital transactions	3,120,814	118,699
Total increase in net assets	2,607,446	72,152
Net assets at beginning of period	(118,540)	—
Net assets at end of period	$2,488,906	$72,152

Net asset value per common share	$8.94	$3.25
Common shares outstanding at end of period	278,494	22,222

Accumulated under distributed realized gains	$183	$—

The accompanying notes are an integral part of these condensed interim financial statements.

BUSINESS DEVELOPMENT CORPORATION OF AMERICA II
CONDENSED STATEMENTS OF CASH FLOWS
(Unaudited)

	For the Nine Months Ended September 30, 2015	For the Period from April 17, 2014 (date of inception) to September 30, 2014
Operating activities:
Net decrease in net assets from operations	$(513,368)	$(46,547)
Adjustments to reconcile decrease in net assets from operations to net cash used in operating activities:
Sales and repayments of investments	3,399	—
Purchase of investments	(1,321,521)	—
Net realized gain from investments	(183)	—
Net unrealized depreciation on investments	17,722	—
Net change in operating assets:
Decrease in prepaid expenses and other assets	15,597	—
Net change in operating liabilities:
Increase in accrued professional fees	268,757	—
Increase in payable for unsettled trades	1,318,122	—
Increase in accounts payable and accrued expenses	59,332	2,848
Net cash used in operating activities	$(152,143)	$(43,699)
Financing activities:
Proceeds from issuances of common stock, net of issuance costs	$2,306,445	$200,000
Increase in deferred offering cost receivable	—	(70,692)
Proceeds from affiliate financing	956,826	—
Payments of offering costs	(865,053)	(81,301)
Decrease in deferred offering costs	46,291	—
Net cash provided by financing activities	$2,444,509	$48,007

Net increase in cash	$2,292,366	$4,308
Cash and cash equivalents, beginning of period	9,962	—
Cash and cash equivalents, end of period	$2,302,328	$4,308

Supplemental information:
Interest paid during the period	$352	$—
Capital contribution from forgiveness of affiliate advance	$814,369	$—

The accompanying notes are an integral part of these condensed interim financial statements.

BUSINESS DEVELOPMENT CORPORATION OF AMERICA II
SCHEDULE OF INVESTMENTS
September 30, 2015
(Unaudited)

Portfolio Company (1)	Industry	Investment Coupon Rate/Maturity	Principal	Amortized Cost	Fair Value	% of Net Assets (3)
Senior Secured First Lien Debt - 52.3% (2)(3)
AP Gaming I, LLC	Hotels, Restaurants & Leisure	L+8.25% (9.25%), 12/21/2020	$249,365	$248,743	$245,209	9.9%
Avaya, Inc. Term Loan B-3	Communications Equipment	L+4.50% (4.65%), 10/26/2017	250,000	220,625	217,250	8.7%
Clover Technologies Group, LLC	Commercial Services & Supplies	L+4.50% (5.50%), 5/8/2020	99,748	95,841	94,761	3.8%
Excelitas Technologies Corp.	Electronic Equipment, Instruments & Components	L+5.00% (6.00%), 11/2/2020	99,746	97,377	96,337	3.9%
Miller Heiman, Inc.	Media	L+5.75% (6.75%), 9/30/2019	248,377	232,232	228,506	9.2%
Otter Box Holdings, Inc.	Electronic Equipment, Instruments & Components	L+4.75% (5.75%), 6/3/2020	100,000	97,750	97,333	3.9%
PGX Holdings, Inc.	Transportation Infrastructure	L+4.75% (5.75%), 9/29/2020	100,000	99,750	99,875	4.0%
RedPrairie Corp.	Software	L+5.00% (6.00%), 12/21/2018	$249,365	$225,987	$221,312	8.9%
Sub Total Senior Secured First Lien Debt				$1,318,305	$1,300,583	52.3%

Total Investments - 52.3% (2)(3)				$1,318,305	$1,300,583	52.3%

________________________________________
(1) All of the Company's investments are in eligible portfolio companies, as defined in the Investment Company Act of 1940, as amended (the "1940 Act").
(2) The Company's investments are classified in accordance with the requirements of the 1940 Act as follows. “Control Investments” are defined as investments in companies in which the Company owns more than 25% of the voting securities, maintains greater than 50% of the board representation or has the power to exercise control over the management or policies of such portfolio company. “Affiliated Investments” are defined as those non-control investments in companies in which the Company owns between 5% and 25% of the voting securities. "Non-affiliated Investments" are defined as investments that are neither Control Investments nor Affiliated Investments. As of September 30, 2015, all investments owned by the Company are classified as Non-affiliated Investments. See Note 2 - Summary of Significant Accounting Policies, to the condensed interim financial statements for further details.
(3) Percentages are based on net assets of $2,488,906 as of September 30, 2015.

The following table shows the portfolio composition by industry grouping based on fair value as of September 30, 2015:

	As of September 30, 2015
	Investments at Fair Value	Percentage of Total Portfolio
Hotels, Restaurants & Leisure	$245,209	18.8%
Media	228,506	17.6
Software	221,312	17.0
Communications Equipment	217,250	16.7
Electronic Equipment, Instruments & Components	193,670	14.9
Transportation Infrastructure	99,875	7.7
Commercial Services & Supplies	94,761	7.3
Total	$1,300,583	100.0%

BUSINESS DEVELOPMENT CORPORATION OF AMERICA II

NOTES TO CONDENSED INTERIM FINANCIAL STATEMENTS
September 30, 2015
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
The Company is offering for sale on a continuous basis a maximum of 300 million shares of common stock, $0.001 par value per share, at an initial offering price of $10.00 per share, subject to certain volume and other discounts, on a "best efforts" basis pursuant to a registration statement on Form N-2, as amended and supplemented from time to time (the "Registration Statement") (File No. 333-197447), filed with the Securities and Exchange Commission (the "SEC") under the Securities Act of 1933, as amended (the "Offering"). On May 19, 2014, the Company sold 22,222 shares of common stock to the Sponsor for $9.00 per share, which represents the initial offering price of $10.00 per share less selling commissions of $0.70 per share and dealer manager fees of $0.30 per share consistent with the terms and disclosures of the Registration Statement. On September 8, 2014, the Company's Registration Statement was declared effective by the SEC and the Company commenced the Offering. Realty Capital Securities, LLC (the "Dealer Manager"), an affiliate, serves as the dealer manager of the Offering. It is the Company’s plan to complete the Offering; however, there can be no assurance that the Company’s plans to raise capital will be successful.
The Company entered into a fund administration servicing and fund accounting servicing agreements on April 13, 2015, with US Bancorp Fund Services, LLC (the “Administrator”). The Administrator provides services, such as accounting, financial reporting and compliance support, necessary for the Company to operate. On April 13, 2015, the Company entered into a custody agreement with U.S. Bank National Association (“U.S. Bank”). Under the custody agreement, U.S. Bank holds all of the portfolio securities and cash of the Company for certain of its subsidiaries, and transfers such securities or cash pursuant to the Company’s instructions.
On September 4, 2015, the Company received and accepted aggregate subscriptions for shares of the Company's common stock equal to the minimum offering requirement of $2.0 million and broke the general escrow requirements of the Offering. Upon breaking escrow the Company commenced operations.
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
Condensed interim financial statements are prepared in accordance with GAAP for interim financial information and pursuant to the requirements for reporting on Form 10-Q and Regulation S-X, as appropriate. Accordingly, the condensed interim financial statements may not include all of the information and notes required by GAAP for annual financial statements. GAAP requires management to make estimates and assumptions that affect the reported amount of assets and liabilities at the date of the condensed interim financial statements and the reported amounts of income and expenses during the reported periods. Changes in the economic environment, financial markets and any other parameters used in determining these estimates could cause actual results to differ materially. The current period’s results of operations will not necessarily be indicative of results that ultimately may be achieved for the fiscal year ending on December 31, 2015.

BUSINESS DEVELOPMENT CORPORATION OF AMERICA II

NOTES TO CONDENSED INTERIM FINANCIAL STATEMENTS
September 30, 2015
(Unaudited)

Organization and Offering Costs
The Company has incurred organization and offering costs in connection with the Offering. The organization and offering costs have been paid by the Company from the proceeds of the initial capital contribution, affiliate advances and Offering proceeds. It is the Company’s plan to complete the Offering; however, there can be no assurance that the Company’s plans to raise capital will be successful.
Organization costs  - Organization costs include professional fees, regulatory fees and other costs of incorporation. These costs are expensed as incurred. As of September 30, 2015, the Company has incurred organization costs of $78,709.
Offering costs  - Offering costs principally relate to professional fees (including transfer agent fees), printing costs, direct marketing expenses, due diligence costs, fees paid to regulators and other expenses, including the salaries and/or expenses of the Adviser and its affiliates engaged in registering and marketing the Company’s common stock. Such allocated expenses of the Adviser and its affiliates may include the development of marketing materials and presentations, training and educational meetings and generally coordinating the marketing process for the Company. As of September 30, 2015 and December 31, 2014, the Company has incurred offering costs of $2,525,279 and $1,633,750, respectively. Pursuant to the Investment Advisory Agreement, the Company and the Adviser have agreed that the Company will not be liable for any organization and offering costs in excess of $125,000 if aggregate gross proceeds from the Offering have not exceeded $12.5 million. If aggregate gross proceeds from the Offering exceed $12.5 million, then the Company will not be liable for any organization and offering costs in excess of 1.5% of aggregate gross proceeds from the Offering.
As of September 30, 2015, the aggregate gross proceeds from the Offering have not exceeded $12.5 million. Accordingly, as of September 30, 2015, the Company has recognized $78,709 of organization costs and $46,291 of transfer agent fees classified as offering costs. As of September 30, 2015, the organization and offering costs incurred by the Company of $2,478,988 in excess of the amount the Company is liable to pay have been netted with amounts due to affiliates and payables due to third parties for offering costs, resulting in a net due from affiliates of $672,544 that is recorded on the condensed statements of assets and liabilities. As of December 31, 2014, the organization and offering costs incurred by the Company of $1,587,459 in excess of the amount the Company is liable to pay have been netted with amounts due to affiliates and payables due to third parties for offering costs, resulting in a net due to affiliates of $50,052 that is recorded on the condensed statement of assets and liabilities.
Valuation of Portfolio Investments
Portfolio investments are accounted for on the trade date and reported on the condensed statements of assets and liabilities at fair value. On a quarterly basis, the Company performs an analysis of each investment to determine fair value as follows.
Securities for which market quotations are readily available on an exchange will be valued at the reported closing price on the valuation date. The Company's board of directors may also obtain quotes on certain of the Company’s investments from pricing services, brokers or dealers in order to value the investments. When doing so, the Company's the board of directors determines whether the quote obtained is readily available according to GAAP to determine the fair value of the security. If the quote is determined to be readily available, the board uses the quote obtained.
With respect to investments for which market quotations are not readily available, the Company undertakes a multi-step valuation process each quarter, as described below:

•	Each portfolio company or investment will be valued by the Adviser, potentially with assistance from one or more independent valuation firms engaged by the Company's board of directors;

•	The independent valuation firm(s), if involved, will make an independent assessment of the value of each investment;

•
The valuation committee of the the Company's board of directors will review each preliminary valuation and the Adviser and an independent valuation firm (if applicable) will supplement the preliminary valuation to reflect any comments provided by the valuation committee; and

•
The Company's board of directors will discuss the valuations and determine the fair value of each investment, in good faith, based on the input of the Adviser, an independent valuation firm (to the extent applicable) and the valuation committee of the Company's board of directors.

As part of the multi-step process described above, such investments without a readily available market value will be valued using a market approach, an income approach or both approaches, as appropriate. The market approach uses prices and other relevant information generated by market transactions involving identical or comparable assets or liabilities (including a

BUSINESS DEVELOPMENT CORPORATION OF AMERICA II

NOTES TO CONDENSED INTERIM FINANCIAL STATEMENTS
September 30, 2015
(Unaudited)

business). The income approach uses valuation techniques to convert future amounts (for example, cash flows or earnings) to a single present amount (discounted). The measurement is based on the value indicated by current market expectations about those future amounts.
For investments in collateralized securities, the Company will model both the assets and liabilities of each collateralized securities’ capital structure. The model uses a waterfall engine to store the collateral data, generate collateral cash flows from the assets and distribute the cash flows to the liability structure based on priority of payments. The waterfall cash flows will be discounted using rates that incorporate risk factors such as default risk, recovery risk, prepayment risk, interest rate risk and reinvestment risk, among others. In addition, the Company considers broker quotations and quotations provided by pricing services as an input to determining fair value when available.
Investment Classification
The Company classifies its investments in accordance with the requirements of the 1940 Act. Under the 1940 Act, "control" is defined as the power to exercise a controlling influence over the management or policies of a company, unless such power is solely the result of an official position with such company. In addition, any person "who owns beneficially, either directly or through one or more controlled companies, more than 25% of the voting securities of a company shall be presumed to control such company. Any person who does not so own more than 25% of the voting securities of any company shall be presumed not to control such company". Using this definition, the Company has determined to treat “Control Investments” as investments in companies in which the Company owns more than 25% of the voting securities, maintains greater than 50% of the board representation or has the power to exercise control over the management or policies of such portfolio company. Consistent with the 1940 Act, “Affiliated Investments” are defined as those non-control investments in companies in which the Company owns between 5% and 25% of the voting securities. Consistent with the 1940 Act, “Non-affiliated Investments” are defined as investments that are neither Control Investments nor Affiliated Investments.
Cash and Cash Equivalents
Cash and cash equivalents include short-term, liquid investments in a money market deposit account. Cash and cash equivalents are carried at cost which approximates fair value.
Revenue Recognition
Interest Income
Interest income, adjusted for amortization of premium and accretion of discount, is recorded on an accrual basis. Discounts and premiums on investments purchased are accreted/amortized over the expected life of the respective investment using the effective yield method. The amortized cost of investments represents the original cost adjusted for the accretion of discounts and amortizations of premiums on investments.
Net Realized Gains or Losses and Net Change in Unrealized Appreciation or Depreciation
Gains or losses on the sale of investments are calculated using the specific identification method. The Company measures realized gains or losses by the difference between the net proceeds from the repayment or sale and the amortized cost basis of the investment, without regard to unrealized appreciation or depreciation previously recognized, but considering unamortized upfront fees and prepayment penalties. Net change in unrealized appreciation or depreciation will reflect the change in portfolio investment values during the reporting period, including any reversal of previously recorded unrealized appreciation or depreciation when gains or losses are realized.
Non-accrual income
Investments are placed on non-accrual status when principal or interest/dividend payments are past due 30 days or more and/or when there is reasonable doubt that principal or interest will be collected. As of September 30, 2015, the Company had no investments on non-accrual status.
Reclassification and Presentation
The Company previously disclosed accrued accounting and tax fees of $101,155 and accrued legal fees of $28,826 on the Company's statement of assets and liabilities as of December 31, 2014. These previous period amounts have been condensed to accrued professional fees of $129,981 on the Company's condensed statements of assets and liabilities presented in this quarterly report on Form 10-Q.

BUSINESS DEVELOPMENT CORPORATION OF AMERICA II

NOTES TO CONDENSED INTERIM FINANCIAL STATEMENTS
September 30, 2015
(Unaudited)

Recent Accounting Standards Updates
Management does not believe that any recently issued, but not yet effective, accounting pronouncements, if currently adopted, would have a material effect on the Company’s condensed interim financial statements.
Note 3 - Fair Value of Financial Instruments
The Company has adopted FASB ASC Topic 820, "Fair Value Measurements and Disclosures", which defines fair value, establishes a framework for measuring fair value in accordance with GAAP and expands disclosures about fair value measurements. Fair value is defined as the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date. GAAP establishes a framework for measuring fair value that includes a hierarchy used to classify the inputs used in measuring fair value. The hierarchy prioritizes the inputs to valuation techniques used to measure fair value into three levels. The three levels of valuation hierarchy established by FASB ASC Topic 820 are defined as follows:
Level 1:  Quoted prices in active markets for identical assets and liabilities that the reporting entity has the ability to access at the measurement date.
Level 2:  Inputs other than quoted prices included within Level 1 that are observable for the asset and liability or can be corroborated with observable market data for substantially the entire contractual term of the asset or liability.
Level 3:  Unobservable inputs that reflect the entity’s own assumptions about the assumptions that market participants would use in the pricing of the asset or liability and are consequently not based on market activity, but rather through particular valuation techniques.
The determination of where an asset or liability falls in the above hierarchy requires significant judgment and factors specific to the asset or liability. In instances where the determination of the fair value measurement is based on inputs from different levels of the fair value hierarchy, the level in the fair value hierarchy within which the entire fair value measurement falls is based on the lowest level input that is significant to the fair value measurement in its entirety. The Company evaluates its hierarchy disclosures each quarter and depending on various factors, it is possible that an asset or liability may be classified differently from quarter to quarter.
The following table presents fair value measurements of investments by level according to the fair value hierarchy as of September 30, 2015:

	Fair Value Measurements
	Level 1	Level 2	Level 3	Total
Senior Secured First Lien Debt	$—	$879,983	$420,600	$1,300,583
Total	$—	$879,983	$420,600	$1,300,583
The following table provides a reconciliation of the beginning and ending balances for investments that use Level 3 inputs for the nine months ended September 30, 2015:

	Senior Secured First Lien Debt	Total
Balance as of December 31, 2014	$—	$—
Purchases and other adjustments to cost	427,583	427,583
Net unrealized depreciation	(5,223)	(5,223)
Sales and redemptions	(1,875)	(1,875)
Net realized gain	115	115
Balance as of September 30, 2015	$420,600	$420,600
Unrealized depreciation for the period relating to those Level 3 assets that were still held by the Company at the end of the period:
Net change in unrealized depreciation	$(5,223)	$(5,223)
Purchases represent the acquisition of new investments at cost. Transfers between levels, if any, are recognized at the beginning of the period in which transfers occur.

BUSINESS DEVELOPMENT CORPORATION OF AMERICA II

NOTES TO CONDENSED INTERIM FINANCIAL STATEMENTS
September 30, 2015
(Unaudited)

The composition of the Company’s investments as of September 30, 2015 at amortized cost and fair value were as follows:

	Investments at Amortized Cost	Investments at Fair Value	Fair Value Percentage of Total Portfolio
Senior Secured First Lien Debt	$1,318,305	$1,300,583	100.0%
Total	$1,318,305	$1,300,583	100.0%
The Company had no investments as of December 31, 2014.
Significant Unobservable Inputs
As of September 30, 2015, there was $420,600 of senior secured first lien debt that was classified as Level 3 investments.  These investments were valued based on broker quotes. The Company had no investments as of December 31, 2014.
Note 4 - Related Party Transactions and Arrangements
Capital Contribution by AR Capital, LLC
On May 19, 2014, the Company sold 22,222 shares of common stock to the Sponsor for $9.00 per share, which represents the initial offering price of $10.00 per share less selling commissions of $0.70 per share and dealer manager fees of $0.30 per share consistent with the terms and disclosures of the Registration Statement.
On September 4, 2015, the Company sold 166,667 shares of common stock to the Sponsor for $9.00 per share, which represents the initial offering price of $10.00 per share less selling commissions of $0.70 per share and dealer manager fees of $0.30 per share consistent with the terms and disclosures of the Registration Statement.
On September 30, 2015, the Adviser forgave $0.8 million in advances to the Company. Due to the affiliate advance forgiveness, the Company reclassified $0.8 million from due to affiliate to additional paid-in capital on the condensed statements of assets and liabilities.
Payments to the Adviser and Affiliates
The Adviser and its affiliates will receive compensation and reimbursement for services relating to the Offering and the investment and management of the Company’s assets.
Management and Incentive Fee Compensation to the Adviser
The Company entered into the Investment Advisory Agreement with the Adviser on August 21, 2014, in which the Company will pay the Adviser a fee for investment advisory and management services consisting of two components - a management fee and an incentive fee. On July 2, 2015, the Company entered into an amendment (the “Advisory Agreement Amendment”) to its Investment Advisory Agreement. The Company’s board of directors previously approved the entry into the Advisory Agreement Amendment on June 15, 2015. The Advisory Agreement Amendment revises the amounts for the preferred return (as defined in the Investment Advisory Agreement) and “catch up” percentage (as used in the Investment Advisory Agreement) from 1.6875% quarterly (6.75% annualized) to 1.75% quarterly (7.00% annualized) and from 1.9853% quarterly (7.94% annualized) to 2.0588% quarterly (8.24% annualized), respectively.
Pursuant to the Investment Advisory Agreement with the Adviser, the management fee and incentive fee started to accrue on September 4, 2015 when the Company broke escrow.
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

BUSINESS DEVELOPMENT CORPORATION OF AMERICA II

NOTES TO CONDENSED INTERIM FINANCIAL STATEMENTS
September 30, 2015
(Unaudited)

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
For the three and nine months ended September 30, 2015, the Company incurred $1,615 of management fees, of which the Adviser waived all of such fees. For the three months ended September 30, 2014 and for the period from April 17, 2014 (date of inception) to September 30, 2014, the Company did not incur any management fees.
For the three and nine months ended September 30, 2015, the three months ended September 30, 2014 and for the period from April 17, 2014 (date of inception) to September 30, 2014, the Company did not incur any subordinated incentive fees on income.
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

BUSINESS DEVELOPMENT CORPORATION OF AMERICA II

NOTES TO CONDENSED INTERIM FINANCIAL STATEMENTS
September 30, 2015
(Unaudited)

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
As of September 30, 2015, the Company was reimbursed $529,285 for operating expenses pursuant to the Expense Support Agreement.
Below is a table that provides information regarding expense support payment obligations incurred by the Adviser pursuant to the Expense Support Agreement as well as other information relating to the Company's ability to reimburse the Adviser for such payments. The amounts presented in the first column below, except as noted, are subject to reimbursement to the Adviser pursuant to the terms of the Expense Support Agreement:

Quarter Ended	Amount of Expense Payment Obligation	Operating Expense Ratio as of the Date Expense Payment Obligation Incurred (1)	Annualized Distribution Rate as of the Date Expense Payment Obligation Incurred (2)	Eligible for Reimbursement Through
September 30, 2015	$529,285	41.2%	N/A (3)	September 30, 2018
______________________________

(1)
"Operating Expense Ratio" is expressed as a percentage of net assets and includes all expenses borne by the Company, except for organizational and offering expenses, base management and incentive fees owed to our Adviser and interest expense.

(2)
"Annualized Distribution Rate" equals the annualized rate of distributions paid to stockholders based on the amount of the regular cash distribution paid immediately prior to the date the expense support payment obligation was incurred by our Adviser. "Annualized Distribution Rate" does not include special cash or stock distributions paid to stockholders.

(3) Not applicable as distributions have not begun to accrue as of September 30, 2015, see Note 6 - Common Stock for further guidance.
Fees Paid in Connection with the Offering
Dealer Manager
The Company entered into a dealer manager agreement on September 8, 2014 with the Dealer Manager, an entity under common control with the Sponsor, to serve as the dealer manager of the Offering. The Dealer Manager receives fees and compensation in connection with the sale of the Company’s common stock in the Offering.
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
For the three and nine months ended September 30, 2015, the Company incurred $38,555 in selling commissions and dealer manager fees. For the three months ended September 30, 2014 and for the period from April 17, 2014 (date of inception) to September 30, 2014, the Company did not incur any selling commissions or dealer manager fees.
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

BUSINESS DEVELOPMENT CORPORATION OF AMERICA II

NOTES TO CONDENSED INTERIM FINANCIAL STATEMENTS
September 30, 2015
(Unaudited)

As of September 30, 2015 and December 31, 2014, organization and offering costs in the amount of $2,478,988 and $1,587,459, respectively, have been incurred in excess of the $125,000 limit as the aggregate gross proceeds from the Offering have not exceeded $12.5 million and are therefore the responsibility of the Adviser. The Company has paid $125,000 in organization and offering costs which have been paid in cash from the proceeds of the initial capital contribution, affiliate advances and Offering proceeds.
See table below for further details on related party organization and offering costs incurred by the Company for the three months ended September 30, 2015 and 2014, for the nine months ended September 30, 2015 and for the period from April 17, 2014 (date of inception) to September 30, 2014. Also, refer to the other affiliates section below for details on relationships which may cause the Company to incur organization and offering costs.
Other Affiliates
RCS Advisory Services, LLC ("RCS") is an entity under common control with the Sponsor. RCS performs legal, compliance, due diligence and marketing services for the Company through the Investment Advisory Agreement. For the three months ended September 30, 2015 and 2014, the Company has incurred charges of $246,360 and $147,136, respectively, from RCS related to legal, compliance, due diligence and marketing services. For the nine months ended September 30, 2015 and for the period from April 17, 2014 (date of inception) to September 30, 2014, the Company has incurred charges of $609,459 and $179,291, respectively, from RCS related to legal, compliance, due diligence and marketing services. See table below for further details.
The Company engaged American National Stock Transfer, LLC (the "Transfer Agent"), an entity under common control with the Sponsor, on May 19, 2014 to provide the Company with transfer agent services. The Transfer Agent will conduct transfer agency, registrar, proxy and supervisory services for the Company. For the three months ended September 30, 2015, the Company has a credit from the Transfer Agent of $24,222 due to a credit received from the Transfer Agent. For the three months ended September 30, 2014, the Company incurred $40,859 from the Transfer Agent. For the nine months ended September 30, 2015 and for the period from April 17, 2014 (date of inception) to September 30, 2014, the Company has incurred $35,778 and $40,859, respectively, from the Transfer Agent. See table below for further details.
SK Research, LLC ("SK Research") is an entity under common control with the Sponsor. SK Research provides broker-dealers and financial advisors with the research, critical thinking and analytical resources necessary to evaluate the viability, utility and performance of investment programs. The Company entered into a due diligence review fee reimbursement agreement on August 29, 2014 with SK Research. For the three months ended September 30, 2015 and 2014, the Company incurred charges of $36,657 and $0, respectively, from SK Research to conduct due diligence on the Company. For the nine months ended September 30, 2015 and for the period from April 17, 2014 (date of inception) to September 30, 2014, the Company incurred charges of $86,657 and $0, respectively, from SK Research to conduct due diligence on the Company. See table below for further details.
The Sponsor may incur costs on behalf of the Company in which case the Company reimburses the Sponsor for those costs incurred. For the three months ended September 30, 2015 and 2014, the Company did not reimburse the Sponsor for costs incurred by the Sponsor on behalf of the Company. For the nine months ended September 30, 2015 and for the period from April 17, 2014 (date of inception) to September 30, 2014, the Company reimbursed the Sponsor $6,725 and $0, respectively, for costs incurred by the Sponsor on behalf of the Company. The Adviser may incur costs on behalf of the Company in which case the Company reimburses the Adviser for those costs incurred. For the three months ended September 30, 2015, the Company reimbursed the Adviser $3,247 for costs incurred by the Adviser on behalf of the Company. For the nine months ended September 30, 2015, the Company reimbursed the Adviser $3,247, for costs incurred by the Adviser on behalf of the Company. The Company did not reimburse the Adviser for any costs in 2014. See table below for further details.

BUSINESS DEVELOPMENT CORPORATION OF AMERICA II

NOTES TO CONDENSED INTERIM FINANCIAL STATEMENTS
September 30, 2015
(Unaudited)

The following is a schedule depicting the related party costs in connection with the operations of the Company for the three months ended September 30, 2015 and 2014, for the nine months ended September 30, 2015 and for the period from April 17, 2014 (date of inception) to September 30, 2014:

	For the Three Months Ended September 30, 2015	For the Three Months Ended September 30, 2014	For the Nine Months Ended September 30, 2015	For the Period from April 17, 2014 (date of inception) to September 30, 2014
Related party offering costs (1)
Due diligence costs	$86,392	$962	$270,721	$962
Legal costs	40,814	132,336	122,789	156,591
Marketing and advertising	22,452	3,848	54,511	7,848
General offering costs	25,451	2,400	35,766	6,300
Transfer agent costs	(37,278)	40,859	22,722	40,859
Total related party offering costs	137,831	180,405	506,509	212,560

Related party costs charged to expense (2)
Legal costs	89,757	7,590	200,903	7,590
Other expenses	34,454	—	34,454	—
Total related party costs charged to expense	124,211	7,590	235,357	7,590

Total related party costs	$262,042	$187,995	$741,866	$220,150
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
(2) Included in the condensed statements of operations
Exemptive Relief
On August 5, 2015, the SEC issued an order granting an application for exemptive relief from the provisions of Sections 17(d) and 57(a)(4) of the 1940 Act as filed with the SEC to co-invest in certain privately negotiated investment transactions with Business Development Corporation of America, and any future BDCs that are advised by the Adviser or its affiliated investment advisers, subject to the satisfaction of certain conditions.
Note 5 - Commitments and Contingencies
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
Indemnifications
On January 7, 2015, the Company entered into indemnification agreements with its Chief Executive Officer, Chief Financial Officer, Chief Compliance Officer and certain current and former members of its board of directors. In the ordinary course of business, the Company may enter into contracts or agreements that contain indemnifications or warranties. Future events could occur that lead to the execution of additional provisions against the Company. Based on its history and experience, management believes that the likelihood of such an event is remote.

BUSINESS DEVELOPMENT CORPORATION OF AMERICA II

NOTES TO CONDENSED INTERIM FINANCIAL STATEMENTS
September 30, 2015
(Unaudited)

Note 6 - Common Stock
On September 4, 2015, the Company received and accepted aggregate subscriptions for shares of the Company's common stock equal to the minimum offering requirement of $2.0 million and broke the general escrow requirements of the Offering. Through September 30, 2015, the Company sold 278,494 shares of common stock for gross proceeds of $2.5 million, including shares purchased by the Sponsor.
The following table reflects the common stock activity for the nine months ended September 30, 2015:

	Shares	Value
Shares Sold	256,272	$2,345,000
	256,272	$2,345,000
The following table reflects the common stock activity for the for the period from April 17, 2014 (date of inception) to December 31, 2014:

	Shares	Value
Shares Sold	22,222	$200,000
	22,222	$200,000
Distributions
On September 17, 2015, the board of directors authorized the Company to declare a series of six monthly cash distributions of approximately $0.001918 per share per day, representing an annualized rate of 7.00% based the Company's current $10.00 per share public offering price. Distributions will begin accruing on October 1, 2015 and will be paid on the first business day of the month, beginning in November 2015 and continuing into April 2016.

Record Date	Payment Date	Amount Per Share
October 31, 2015	November 2, 2015	$0.001918
November 30, 2015	December 2, 2015	$0.001918
December 31, 2015	January 4, 2016	$0.001918
January 31, 2015	February 2, 2016	$0.001918
February 29, 2015	March 2, 2016	$0.001918
March 31, 2015	April 4, 2016	$0.001918
The Company has also adopted an "opt in" DRIP for the Company's common stockholders. As a result, if the Company makes a distribution, the stockholders will receive distributions in cash unless they specifically "opt in" to the DRIP so as to have their cash distributions reinvested in additional shares of common stock.
The determination of the tax attributes (i.e., paid from ordinary income, paid from net capital gains on the sale of securities, and/or a return of paid-in-capital surplus which is a nontaxable distribution) of distributions is made annually as of the end of the Company’s fiscal year based upon its taxable income for the full year and distributions paid for the full year. Stockholders of record as of each respective record date will be entitled to receive the distribution.
Note 7 - Net Decrease in Net Assets
Basic earnings per share is computed by dividing earnings available to common stockholders by the weighted average number of shares outstanding during the period. Other potentially dilutive shares, and the related impact to earnings, are considered when calculating earnings per share on a diluted basis. The Company had no potentially dilutive securities as of September 30, 2015 and December 31, 2014.

BUSINESS DEVELOPMENT CORPORATION OF AMERICA II

NOTES TO CONDENSED INTERIM FINANCIAL STATEMENTS
September 30, 2015
(Unaudited)

The following information sets forth the computation of the weighted average basic and diluted net decrease in net assets per share from operations for the three months ended September 30, 2015 and 2014, nine months ended September 30, 2015 and for the period from April 17, 2014 (date of inception) to September 30, 2014:

	For the Three Months Ended September 30, 2015	For the Three Months Ended September 30, 2014	For the Nine Months Ended September 30, 2015	For the Period from April 17, 2014 (date of inception) to September 30, 2014
Basic and diluted
Net decrease in net assets from operations	$(17,539)	$(17,655)	$(513,368)	$(46,547)
Weighted average common shares outstanding	77,766	22,222	40,940	22,222
Net decrease in net assets resulting from operations per share - basic and diluted	$(0.23)	$(0.79)	$(12.54)	$(2.09)
Note 8 - Income Taxes
The Company intends to elect to be taxed for U.S. federal income tax purposes as a regulated investment company under Subchapter M of the Internal Revenue Code of 1986, as amended, with the filing of the Company's 2015 tax return. Generally, a regulated investment company is exempt from federal income taxes if it meets, certain quarterly asset diversification requirements, annual income tests, and distributes to stockholders its ‘‘Investment Company Taxable Income,’’ as defined in the Code, each taxable year.
The Company complies with the accounting and reporting requirements of FASB ASC Topic 740, “Income Taxes,” ("ASC 740") which requires an asset and liability approach to financial accounting and reporting for income taxes. ASC 740 provides guidance for income taxes, including how uncertain tax positions should be recognized, measured and disclosed in the condensed interim financial statements. Based on its analysis, the Company has determined there were no material uncertain tax positions through September 30, 2015. The Company will file a U.S. federal income tax return and may file income tax returns in various U.S. states. The Company may be subject to potential examination by U.S. federal, U.S. states or foreign jurisdiction authorities in the areas of income taxes. These potential examinations may include questioning the timing and amount of deductions, the nexus of income among various tax jurisdictions and compliance with U.S. federal, U.S. state and foreign tax laws. The 2014 tax year remains subject to examination by the U.S. federal, state and local tax authorities.
Note 9 - Economic Dependency
Under various agreements, the Company has engaged or will engage the Adviser and its affiliates to provide certain services that are essential to the Company, including asset management services, asset acquisition and disposition decisions, the sale of shares of the Company’s common stock available for issuance, transfer agency services, as well as other administrative responsibilities for the Company including accounting services, transaction management services and investor relations.
As a result of these relationships, the Company is dependent upon the Adviser and its affiliates. In the event that these entities were unable to provide the Company with the respective services, the Company would be required to find alternative providers of these services.
Additionally, the Company has received financial support per the Expense Support Agreement between the Company and the Adviser. The Adviser has indicated its commitment to continue funding the operation of the Company during its development stage. See Note 4 - Related Party Transactions and Arrangements - for further details.

BUSINESS DEVELOPMENT CORPORATION OF AMERICA II

NOTES TO CONDENSED INTERIM FINANCIAL STATEMENTS
September 30, 2015
(Unaudited)

Note 10 - Financial Highlights
The following is a schedule of financial highlights for the nine months ended September 30, 2015 and for the period from April 17, 2014 (date of inception) to September 30, 2014:

	For the Nine Months Ended September 30, 2015	For the Period from April 17, 2014 (date of inception) to September 30, 2014
Per share data: (1)
Net asset value (deficit), beginning of period	$(5.33)	$—

Results of operations
Net investment income	(12.11)	(2.09)
Net realized loss and unrealized depreciation on investments	(0.43)	—
Decrease in net assets from operations	(12.54)	(2.09)

Capital share transactions
Issuance of common stock, net of issuance costs (2)	9.00	9.00
Offering costs	—	(3.66)
Capital contribution from forgiveness of affiliate advance	17.81	—
Net increase in net assets from capital transactions	26.81	5.34

Net asset value, end of period	$8.94	$3.25

Shares outstanding, end of period	278,494	22,222

Total return - based on the net asset value (3)	NM	NM

Ratio/Supplemental data:
Net assets, end of period	$2,488,906	$72,152
Ratio of total expenses to average net assets (deficit)	NM	NM
Ratio of net loss to average net assets (deficit)	NM	NM
________________________________________
(1) The per share data was derived by using the weighted average shares outstanding during the period.
(2) The per share data was derived by using the number of shares issued during the period.
(3) Not meaningful.
Note 11 - Subsequent Events
The Company has evaluated subsequent events through the date the condensed interim financial statements were issued and determined that there have not been any events that have occurred that would require adjustments to disclosures in these condensed interim financial statements, except as set forth below.
Sponsor Transactions
On November 9, 2015, the Sponsor advised the Company that the Sponsor and Apollo Global Management, LLC (NYSE: APO) (together with its consolidated subsidiaries, “Apollo”) have mutually agreed to terminate an agreement, dated as of August 6, 2015, pursuant to which Apollo would have purchased a controlling interest in a newly formed company that would have owned a majority of the ongoing asset management business of the Sponsor, including the Adviser.  The termination has no effect on the Company’s current management team.
Also on November 9, 2015, RCS Capital Corporation (“RCS Capital”), the parent of the Dealer Manager and a company under common control with the Sponsor, and Apollo announced that they have mutually agreed to amend an agreement dated as of August 6, 2015 pursuant to which RCS Capital will sell its wholesale distribution business, including the Dealer Manager, to an affiliate of Apollo.  This transaction is subject to customary closing conditions and regulatory approvals and is expected to close early in the first quarter of 2016.  The Transfer Agent and RCS will remain subsidiaries of RCS Capital.

BUSINESS DEVELOPMENT CORPORATION OF AMERICA II

NOTES TO CONDENSED INTERIM FINANCIAL STATEMENTS
September 30, 2015
(Unaudited)

Massachusetts Securities Division Complaint
On November 12, 2015, the Enforcement Section of the Massachusetts Securities Division filed an administrative complaint against the Dealer Manager, an entity under common control with the Adviser and the Sponsor. Neither the Company nor the Adviser is a named party in the administrative complaint. The Dealer Manager serves as the dealer manager of the Offering, and, together with its affiliates, provides certain services to the Company and the Adviser. The administrative complaint alleges fraudulent behavior in connection with proxy services provided by the Dealer Manager to another program sponsored by the Sponsor. The Adviser has suspended the Dealer Manager from providing such services to the Company in the future. The administrative complaint alleges that employees of the Dealer Manager fabricated numerous shareholder proxy votes across multiple entities sponsored by the Sponsor.
Further, the Dealer Manager has advised the Company that Cetera Financial Group and its affiliated broker-dealer firms participating in the Offering, which represent a significant portion of the selling group, have temporarily suspended their selling agreements. While Cetera Financial Group has stated that the suspension should not be construed as an indication that there are fundamental issues with products sponsored by the Sponsor, the Company cannot predict the length of time these suspensions will continue, whether additional suspensions will occur or whether any broker-dealer firm that has suspended its selling agreement will lift the suspension.
Suspension of Public Offering
On November 15, 2015, the Company’s board of directors, on the advice of the Adviser, authorized the suspension of the Offering effective December 31, 2015. There can be no assurance as to when, or if, the Company will resume the Offering, if at all.

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
We entered into a fund administration servicing and fund accounting servicing agreements on April 13, 2015, with US Bancorp Fund Services, LLC (the “Administrator”). The Administrator provides services, such as accounting, financial reporting and compliance support, necessary for us to operate. On April 13, 2015, we entered into a custody agreement with U.S. Bank National Association (“U.S. Bank”). Under the custody agreement, U.S. Bank holds all of our portfolio securities and cash and transfers such securities or cash pursuant to our instructions.
On September 4, 2015, we received and accepted aggregate subscriptions for shares of our common stock equal to the minimum offering requirement of $2.0 million and broke the general escrow requirements of the Offering. We have since commenced operations.
We are a specialty finance company formed primarily to make debt investments in first lien, floating rate loans and, to a lesser extent, second lien loans that are generally made to U.S. companies, syndicated and have a secondary trading market. We may also invest in collateralized loan obligations ("CLOs"). Our CLO portfolio will primarily focus on the equity tranches of the CLOs.
Investment Advisory Agreement
We entered into the Investment Advisory Agreement with the Adviser on August 21, 2014, in which we will pay the Adviser a fee for investment advisory and management services consisting of two components - a management fee and an incentive fee. On July 2, 2015, we entered into an amendment to our Investment Advisory Agreement. The Advisory Agreement Amendment revises the amounts for the preferred return (as defined in the Investment Advisory Agreement) and “catch-up” percentage (as used in the Investment Advisory Agreement) from 1.6875% quarterly (6.75% annualized) to 1.75% quarterly (7.00% annualized) and from 1.9853% quarterly (7.94% annualized) to 2.0588% quarterly (8.24% annualized), respectively.
The management fee is calculated at an annual rate of 1.0% of our average gross assets at the end of the two most recent completed calendar quarters, and is payable quarterly in arrears. The management fee for any partial month or quarter will be appropriately pro-rated.
The incentive fee consists of two parts. The first part, the subordinated incentive fee on income, is calculated and payable quarterly in arrears based on 15.0% of our pre-incentive fee net investment income for the immediately preceding quarter. The payment of the subordinated incentive fee on income is subject to payment of a preferred return to investors each quarter, expressed as a quarterly rate of return on adjusted capital at the beginning of the most recently completed calendar quarter, of 1.75% (7.00% annualized) and is subject to a "catch up" feature.
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

Pre-incentive fee net investment income is defined as interest income, dividend income and any other income (including any other fees, other than fees for providing managerial assistance, such as commitment, organization, structuring, diligence and consulting fees or other fees that we receive from portfolio companies) accrued during the calendar quarter, minus our operating expenses for the quarter (excluding the incentive fee and including but not limited to the base management fee, expenses payable under an administration agreement and any interest expense and dividends paid on any issued and outstanding preferred stock). Pre-incentive fee net investment income includes, in the case of investments with a deferred interest feature (such as original issue discount, debt instruments with payment-in-kind interest and zero coupon securities), accrued income that we have not yet received in cash. Pre-incentive fee net investment income does not include any realized capital gains, realized capital losses or unrealized capital appreciation or depreciation.
Adjusted capital is defined as cumulative gross proceeds generated from sales of our common stock (including proceeds from our distribution reinvestment plan) reduced for distributions from non-liquidating dispositions of our investments paid to stockholders and amounts paid for share repurchases pursuant to our share repurchase program.
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
For the three and nine months ended September 30, 2015, we incurred $1,615 of management fees, of which the Adviser waived all of such fees. For the three months ended September 30, 2014 and for the period from April 17, 2014 (date of inception) to September 30, 2014, we did not incur any management fees.
For the three and nine months ended September 30, 2015, the three months ended September 30, 2014 and for the period from April 17, 2014 (date of inception) to September 30, 2014, we did not incur any subordinated incentive fees on income.
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

As of September 30, 2015, we were reimbursed $529,285 for operating expenses pursuant to the Expense Support Agreement.
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
For the three and nine months ended September 30, 2015, we incurred $38,555 in selling commissions and dealer manager fees. For the three months ended September 30, 2014 and for the period from April 17, 2014 (date of inception) to September 30, 2014, we did not incur any selling commissions or dealer manager fees.
Potential Conflicts of Interest
The Adviser’s senior management team is comprised of substantially the same personnel as the senior management team of BDCA Adviser, LLC ("BDCA Adviser"), the investment adviser to Business Development Corporation of America ("BDCA"), the Sponsor’s affiliated BDC. Personnel of BDCA Adviser and the Adviser may provide investment advice for clients other than us and BDCA, and may continue to do so in the future. To the extent that the Adviser undertakes to provide investment advisory services to other clients, it intends to allocate investment opportunities in a fair and equitable manner consistent with our investment objectives and strategies, if necessary, so that we will not be disadvantaged in relation to any other client of the Adviser or its management team. In addition, even in the absence of the Adviser retaining additional clients, it is possible that some that some investment opportunities may be provided to other clients rather than to us.
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
See Note 4 - Related Party Transactions and Arrangements to our condensed interim financial statements included in this Quarterly Report on Form 10-Q above for a discussion of the various related-party transactions, agreements and fees.

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
Portfolio and Investment Activity

During the nine months ended September 30, 2015, we made $1.3 million of investments in portfolio companies and had approximately $3.4 thousand in repayments, resulting in net investments of $1.3 million for the period.

The following table presents our portfolio composition based on fair value as of September 30, 2015:

	As of September 30, 2015
	Percentage of Total Portfolio	Weighted Average Current Yield for Total Portfolio (1)
Senior Secured First Lien Debt	100.0%	6.9%
Total	100.0%	6.9%
______________________________
(1) Excludes the effect of the amortization or accretion of loan premiums or discounts.
The following table presents our portfolio composition by industry grouping based on fair value as of September 30, 2015:

	As of September 30, 2015
	Investments at Fair Value	Percentage of Total Portfolio
Hotels, Restaurants & Leisure	$245,209	18.8%
Media	228,506	17.6
Software	221,312	17.0
Communications Equipment	217,250	16.7
Electronic Equipment, Instruments & Components	193,670	14.9
Transportation Infrastructure	99,875	7.7
Commercial Services & Supplies	94,761	7.3
Total	$1,300,583	100.0%
The following table presents the fair value measurements for Level 3 investments of our portfolio as of September 30, 2015:

		As of September 30, 2015
Portfolio Company	Type of Asset	Fair Value	Fair Value Percentage of Total Portfolio
Clover Technologies Group, LLC	Senior Secured First Lien Debt	$94,761	7.3%
Miller Heiman, Inc.	Senior Secured First Lien Debt	$228,506	17.7%
Otter Box Holdings, Inc.	Senior Secured First Lien Debt	$97,333	7.5%
Total Level 3 investments		$420,600	32.4%
Total Level 2 investments		$879,983	67.6%
Total Investments		$1,300,583	100.0%

The following table presents the percentage of amortized cost and fair value by loan market for our investments as of September 30, 2015:

	Amortized Cost as of September 30, 2015	Fair Value as of September 30, 2015
	Investments per Total Portfolio	Investments per Total Portfolio
Middle Market (1)	66.1%	66.3%
Large Corporate (2)	33.9	33.7
Total	100.0%	100.0%
______________________________
(1) Middle market represents companies whose annual revenues are between $10 million and $1 billion.
(2) Large corporate represents companies whose annual revenues are in excess of $1 billion.

Portfolio Asset Quality
Our Adviser employs an investment rating system to categorize our investments. In addition to various risk management and monitoring tools, our Adviser grades the credit risk of all debt investments on a scale of 1 to 5 no less frequently than quarterly. This system is intended primarily to reflect the underlying risk of a portfolio debt investment relative to the inherent risk at the time the original debt investment was made (i.e., at the time of acquisition), although it may also take into account under certain circumstances the performance of the portfolio company's business, the collateral coverage of the investment and other relevant factors.

Loan Rating	Summary Description
1	Debt investment exceeding fundamental performance expectations and/or capital gain expected. Trends and risk factors since the time of investment are favorable.
2	Performing consistent with expectations and a full return of principal and interest expected. Trends and risk factors are neutral to favorable. All investments are initially rated a “2”.
3	Performing debt investment requiring closer monitoring. Trends and risk factors show some deterioration.
4	Underperforming debt investment. Some loss of interest or dividend expected, but still expecting a positive return on investment. Trends and risk factors are negative.
5	Underperforming debt investment with expected loss of interest and some principal.
The weighted average risk ratings of our investments based on amortized cost were 2.0 as of September 30, 2015.
Results of Operations
Operating results for the three months ended September 30, 2015 and 2014, nine months ended September 30, 2015 and for the period from April 17, 2014 (date of inception) to September 30, 2014 were as follows:

	For the Three Months Ended September 30, 2015	For the Three Months Ended September 30, 2014	For the Nine Months Ended September 30, 2015	For the Period from April 17, 2014 (date of inception) to September 30, 2014
Total investment income	$—	$—	$—	$—
Total expenses, net	—	17,655	495,829	46,547
Net investment loss	$—	$(17,655)	$(495,829)	$(46,547)

 Investment Income

For the three and nine months ended September 30, 2015, we had no investment income. We purchased 8 investments in debt securities in September of 2015 for a total cost of $1.3 million. As of September 30, 2015, none of these investments had settled and therefore we recorded no investment income during the three and nine months ended September 30, 2015. We held no investments during the 2014 periods.

Operating Expenses
The composition of our operating expenses for the three months ended September 30, 2015 and 2014, for the nine months ended September 30, 2015 and for the period from April 17, 2014 (date of inception) to September 30, 2014 were as follows:

	For the Three Months Ended September 30, 2015	For the Three Months Ended September 30, 2014	For the Nine Months Ended September 30, 2015	For the Period from April 17, 2014 (date of inception) to September 30, 2014
Management fees	$1,615	$—	$1,615	$—
Professional fees	443,837	2,848	895,480	2,848
Insurance expense	16,742	—	50,227	—
Directors fees	4,980	—	4,980	—
Organization costs	—	14,807	—	43,699
General and administrative expenses	63,726	—	74,427	—
Total expenses before expense waiver and reimbursement from Adviser	530,900	17,655	1,026,729	46,547
Waiver of management fees	(1,615)	—	(1,615)	—
Expense support reimbursement from Adviser	(529,285)	—	(529,285)	—
Total expenses net of expense waiver and reimbursement from Adviser	$—	$17,655	$495,829	$46,547
Pursuant to our Investment Advisory Agreement with the Adviser, the management fee and incentive fee started to accrue on September 4, 2015 when we broke escrow. For the three and nine months ended September 30, 2015, we incurred management fees of $1,615 which were fully waived by the Adviser. We did not incur any management fee during three months ended September 30, 2014 or for the period from April 17, 2014 (date of inception) to September 30, 2014. No incentive fees have been incurred by us to date.
For the three months ended September 30, 2015 and 2014, we incurred $443,837 and $2,848, respectively, of professional fees, which consisted primarily of legal, accounting, and tax fees. For the nine months ended September 30, 2015 and for the period from April 17, 2014 (date of inception) to September 30, 2014, we incurred $895,480 and $2,848, respectively, of professional fees, which consisted primarily of legal, accounting, and tax fees.
We entered into an Expense Support Agreement with the Adviser on August 21, 2014, whereby the Adviser may pay up to 100% of all of our operating expenses for any period beginning on the effective date of the Registration Statement, until we and the Adviser mutually agree otherwise. As of September 30, 2015, we have been reimbursed $529,285 for operating expenses pursuant to the Expense Support Agreement.

Net Realized Gain from Investments

For the three and nine months ended September 30, 2015, we had $3,399 of principal repayments, resulting a realized gain of $183 for the three and nine months ended September 30, 2015. We held no investments during the 2014 periods.

Net Change in Unrealized Depreciation on Investments

For the three and nine months ended September 30, 2015, our investments had $17,722 of unrealized depreciation. As of September 30, 2015, we held $1.3 million of investments in portfolio companies, with the first investment traded on September 24, 2015. We held no investments during the 2014 periods.

Changes in Net Assets from Operations

For the three months ended September 30, 2015, we recorded a net decrease in net assets resulting from operations of $17,539 versus a net decrease in net assets resulting from operations of $17,655 for the three months ended September 30, 2014. Expenses incurred during the three months ended September 30, 2015 were offset by the expense support reimbursement from the Adviser.

For the nine months ended September 30, 2015, we recorded a net decrease in net assets resulting from operations of $513,368 versus a net decrease in net assets resulting from operations of $46,547 for the period from April 17, 2014 (date of inception) to September 30, 2014. The difference is attributable to an increase in operating expenses, partially offset by the expense support reimbursement from the Adviser, during the period ended September 30, 2015 as compared to the prior period.

Cash Flows

For the nine months ended September 30, 2015, net cash used in operating activities was approximately $0.2 million. The level of cash flows used in or provided by operating activities is affected by the timing of purchases, redemptions and sales of portfolio investments, among other factors. Cash flows used in operating activities for the nine months ended September 30, 2015 were primarily purchases of investments totaling $1.3 million, offset mostly by an increase in payables for unsettled trades of $1.3 million and accrued professional fees of $0.3 million.

Net cash provided by financing activities of $2.4 million during the nine months ended September 30, 2015 related primarily to net proceeds from the issuance of common stock of $2.3 million.

Net cash flows used in operating activities for the period from April 17, 2014 (date of inception) to September 30, 2014 were mostly due to net decrease in net assets from operations of $0.05 million. Net cash provided by financing activities consisted of proceeds from the issuance of common stock of $0.2 million, which were primarily offset by payments of offering costs of $0.08 million.
Recent Developments
Sponsor Transactions
On November 9, 2015, the Sponsor advised us that the Sponsor and Apollo Global Management, LLC (NYSE: APO) (together with its consolidated subsidiaries, “Apollo”) have mutually agreed to terminate an agreement, dated as of August 6, 2015, pursuant to which Apollo would have purchased a controlling interest in a newly formed company that would have owned a majority of the ongoing asset management business of the Sponsor, including the Adviser.  The termination has no effect on our current management team.
Also on November 9, 2015, RCS Capital Corporation (“RCS Capital”), the parent of the Dealer Manager and a company under common control with the Sponsor, and Apollo announced that they have mutually agreed to amend an agreement dated as of August 6, 2015 pursuant to which RCS Capital will sell its wholesale distribution business, including the Dealer Manager, to an affiliate of Apollo.  This transaction is subject to customary closing conditions and regulatory approvals and is expected to close early in the first quarter of 2016.  The Transfer Agent and RCS will remain subsidiaries of RCS Capital.
Massachusetts Securities Division Complaint
On November 12, 2015, the Enforcement Section of the Massachusetts Securities Division filed an administrative complaint against the Dealer Manager, an entity under common control with the Adviser and the Sponsor. Neither we nor the Adviser is a named party in the administrative complaint. The Dealer Manager serves as the dealer manager of the Offering, and, together with its affiliates, provides certain services to us and the Adviser. The administrative complaint alleges fraudulent behavior in connection with proxy services provided by the Dealer Manager to another program sponsored by the Sponsor. The Adviser has suspended the Dealer Manager from providing such services to us in the future. The administrative complaint alleges that employees of the Dealer Manager fabricated numerous shareholder proxy votes across multiple entities sponsored by the Sponsor.
Further, the Dealer Manager has advised us that Cetera Financial Group and its affiliated broker-dealer firms participating in the Offering, which represent a significant portion of the selling group, have temporarily suspended their selling agreements. While Cetera Financial Group has stated that the suspension should not be construed as an indication that there are fundamental issues with products sponsored by the Sponsor, we cannot predict the length of time these suspensions will continue, whether additional suspensions will occur or whether any broker-dealer firm that has suspended its selling agreement will lift the suspension.
Suspension of Public Offering
On November 15, 2015, our board of directors, on the advice of the Adviser, authorized the suspension of the Offering effective December 31, 2015. There can be no assurance as to when, or if, we will resume the Offering, if at all.
Liquidity and Capital Resources
We will generate cash initially from the net proceeds of the Offering and, as we build our investment portfolio, from interest and dividends earned on our investments as well as proceeds from sales of our investments. Our current capital resources have come from the initial capital contribution from our Sponsor and from affiliate advances.
Our principal demands for funds will be for portfolio investments for the payment of operating expenses, distributions to our investors and for the payment of principal and interest on our outstanding indebtedness. Generally, cash needs for investment activities will be met through proceeds from the sale of common stock through the Offering. We may also from time to time enter into other agreements with third parties whereby third parties will contribute to specific investment opportunities. Management expects that in the future, as our investment portfolio grows, our investments will generate sufficient cash flow to cover operating expenses and the payment of monthly distributions. Other potential future sources of capital include proceeds from secured or unsecured financings from banks or other lenders, proceeds from private offerings, proceeds from the sales of our investments and undistributed funds from operations.
Distributions
On September 4, 2015, we received and accepted aggregate subscriptions for shares of our common stock equal to the minimum offering requirement of $2.0 million and broke the general escrow requirements of the Offering.
On September 17, 2015, our board of directors declared a series of six monthly cash distributions of approximately $0.001918 per share per day, representing an annualized rate of 7.00% based our current $10.00 per share public offering price.  Distributions will begin accruing on October 1, 2015 and will be paid on the first business day of the month, beginning in November 2015 and continuing into April 2016.

Record Date	Payment Date	Amount Per Share
October 31, 2015	November 2, 2015	$0.001918
November 30, 2015	December 2, 2015	$0.001918
December 31, 2015	January 4, 2016	$0.001918
January 31, 2015	February 2, 2016	$0.001918
February 29, 2015	March 2, 2016	$0.001918
March 31, 2015	April 4, 2016	$0.001918
We have also adopted an "opt in" DRIP for our common stockholders. As a result, if we make a distribution, the stockholders will receive distributions in cash unless they specifically "opt in" to the DRIP so as to have their cash distributions reinvested in additional shares of common stock.
The determination of the tax attributes (i.e., paid from ordinary income, paid from net capital gains on the sale of securities, and/or a return of paid-in-capital surplus which is a nontaxable distribution) of distributions is made annually as of the end of our fiscal year based upon its taxable income for the full year and distributions paid for the full year. Stockholders of record as of each respective record date will be entitled to receive the distribution.
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

Item 3. Quantitative and Qualitative Disclosures about Market Risk.
The market risk associated with financial instruments and derivative financial instruments is the risk of loss from adverse changes in market prices or interest rates. Our market risk arises primarily from interest rate risk relating to interest rate fluctuations. Many factors including governmental monetary and tax policies, domestic and international economic and political considerations and other factors that are beyond our control contribute to interest rate risk. To meet our short and long-term liquidity requirements, we may borrow funds at a combination of fixed and variable rates. Our interest rate risk management objectives are to limit the impact of interest rate changes in earnings and cash flows and to lower our overall borrowing costs. To achieve these objectives, from time to time, we may enter into interest rate hedge contracts such as swaps, collars and treasury lock agreements, subject to the requirements of the 1940 Act and the conditions of certain no-action relief from the Commodities Futures Trading Commission regarding when a BDC may be subject to regulation as a “commodity pool operator,” in order to mitigate our interest rate risk with respect to various debt instruments. While hedging activities may protect the value of our portfolio from adverse changes in interest rates, they may also limit our ability to participate in benefits of lower interest rates with respect to our portfolio of investments with fixed interest rates. During the periods covered by this report, we did not engage in interest rate hedging activities. We would not hold or issue these derivative contracts for trading or speculative purposes. We do not have any foreign operations and thus we are not exposed to foreign currency fluctuations.
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
The Offering will be suspended effective December 31, 2015, and we may not be able to obtain the additional capital we require from other sources.
On November 15, 2015, our board of directors, on the advice of our Adviser, authorized the suspension of the Offering effective December 31, 2015. There can be no assurance as to when, or if, we will resume the Offering, if at all. There also can be no assurance that we will be able to generate capital from alternative sources, including from the sale of shares of common stock through the distribution reinvestment plan, to fund our operating and capital needs, including cash required to fund repurchases under our share repurchase program, or to make distributions to our stockholders. Moreover, if we are required to sell assets to generate needed cash, our ability to generate future cash flow from operations will be adversely impacted.
In addition, our failure to raise adequate capital to successfully implement our investment strategy or achieve portfolio diversification, due to the suspension of the Offering or for any other reason, could adversely impact the value of an investment in our common stock.
Recent allegations of fraudulent proxy solicitations by the Dealer Manager have led to the temporary suspension of a substantial portion of the Dealer Manager’s selling agreements with broker-dealers participating in the Offering and may otherwise adversely impact the Dealer Manager’s ability to successfully conduct the Offering.
On November 12, 2015, the Enforcement Section of the Massachusetts Securities Division filed an administrative complaint against the Dealer Manager alleging fraudulent behavior in connection with proxy services provided by the Dealer Manager to another program sponsored by the Sponsor. Neither we nor our Adviser is a named party in the administrative complaint. This complaint seeks, in part, the revocation of the Dealer Manager’s broker-dealer registration in Massachusetts. The Adviser has suspended the Dealer Manager from providing such services to us in the future. Further, the Dealer Manager has advised us that broker-dealer firms participating in the Offering which represent a significant portion of the selling group, including Cetera Financial Group and its affiliates, have temporarily suspended their selling agreements. We cannot predict the length of time these suspensions will continue, whether additional suspensions will occur or whether any broker-dealer firm that has suspended its selling agreement will lift the suspension. During the period the Offering is ongoing, the suspension of selling agreements as well as any other consequences, such as reputational harm to the Dealer Manager or our Sponsor, resulting from the filing of this complaint, direct or indirect, may have a material adverse effect on the amount of capital we may raise in the Offering.
On November 15, 2015, our board of directors, on the advice of our Adviser, authorized the suspension of the Offering effective December 31, 2015. There can be no assurance as to when, or if, we will resume the Offering, if at all.
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.
During the nine months ended September 30, 2015, the Company did not issue any equity securities that were not registered under the Securities Act, nor did the Company repurchase any shares or other units of any class of equity securities of the Company.
Item 3. Defaults upon Senior Securities.
Not applicable.
Item 4. Mine Safety Disclosures.
Not applicable.

Item 5. Other Information.
Massachusetts Securities Division Complaint
On November 12, 2015, the Enforcement Section of the Massachusetts Securities Division filed an administrative complaint against the Dealer Manager, an entity under common control with the Adviser and the Sponsor. Neither we nor the Adviser is a named party in the administrative complaint. The Dealer Manager serves as the dealer manager of the Offering, and, together with its affiliates, provides certain services to us and the Adviser. The administrative complaint alleges fraudulent behavior in connection with proxy services provided by the Dealer Manager to another program sponsored by the Sponsor. The Adviser has suspended the Dealer Manager from providing such services to us in the future. The administrative complaint alleges that employees of the Dealer Manager fabricated numerous shareholder proxy votes across multiple entities sponsored by the Sponsor.
Suspension of Public Offering
On November 15, 2015, our board of directors, on the advice of the Adviser, authorized the suspension of the Offering effective December 31, 2015. There can be no assurance as to when, or if, we will resume the Offering, if at all.

Item 6. Exhibits.
EXHIBITS INDEX
The following exhibits are included in this Quarterly Report on Form 10-Q for the quarter ended September 30, 2015 (and are numbered in accordance with Item 601 of Regulation S-K).

Exhibit No.	Description
3.1(1)	Articles of Amendment and Restatement
3.2(1)	Amended and Restated Bylaws
4.1(2)	Form of Subscription Agreement
4.2(1)	Distribution Reinvestment Plan
10.1(3)	Investment Advisory and Management Services Agreement dated as of August 21, 2014 between Registrant and BDCA Adviser II, LLC
10.2(4)	Amendment No. 1 to the Investment Advisory and Management Services Agreement dated July 2, 2015
10.3(1)	Escrow Agreement dated as of September 4, 2014 between Registrant, Realty Capital Securities, LLC and UMB Bank, N.A.
10.4(7)	Amended and Restated Escrow Agreement dated November 21, 2014
10.5(4)	Amendment No.1 dated as of July 2, 2015 to the Amended and Restated Escrow Agreement dated as of November 21, 2014 between the Registrant, Realty Capital Securities, LLC and UMB Bank, N.A.
10.7(3)	Expense Support Agreement dated as of August 21, 2014 between Registrant and BDCA Adviser II, LLC
10.7(3)	Dealer Manager Agreement dated as of September 8, 2014 between Registrant and Realty Capital Securities, LLC
10.8(5)	Form of Indemnification Agreement
10.9(6)	Fund Administration Servicing Agreement dated as of April 13, 2014 by and between the Company and U.S. Bancorp Fund Services, LLC.
10.10(6)	Fund Accounting Servicing Agreement dated as of April 13, 2014 by and between the Company and U.S. Bancorp Fund Services, LLC.
10.11(6)	Custodian Agreement dated as of April 15, 2014 by and between the Company and U.S. Bank National Association.
31.1*	Certification of the Principal Executive Officer of the Company pursuant to Securities Exchange Act Rule 13a-14(a) or 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2 *	Certification of the Principal Financial Officer of the Company pursuant to Securities Exchange Act Rule 13a-14(a) or 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32 *
Written statements of the Principal Executive Officer and Principal Financial Officer of the Company pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

_________________________

*	Filed herewith
(1)	Filed as an exhibit to Pre-Effective Amendment No.1 to the Company's Registration Statement on Form N-2 (File No. 333-197447) filed on August 29, 2014 and herein incorporated by reference.
(2)	Filed as Appendix A to Supplement No. 5 to the Company's Prospectus dated July 21, 2015 (File No. 333-197447) filed with the SEC on September 11, 2015 and herein incorporated by reference.
(3)	Filed as an exhibit to the Company's Quarterly Report on Form 10-Q filed with the SEC on October 27, 2014 and herein incorporated by reference.
(4)	Filed as an exhibit to the Company's Current Report on Form 8-K filed with SEC on July 8, 2015
(5)	Filed as an exhibit to the Company’s Annual Report on Form 10-K filed with the SEC on March 30, 2015 and incorporated by reference.
(6)	Filed as an exhibit to the Company’s Current Report on Form 8-K filed with the SEC on April 17, 2015 and incorporated by reference.
(7)	Filed as an exhibit to Post-Effective Amendment No. 2 to the Registration Statement on Form N-2 (File No. 333-197447) filed on July 14, 2015 and herein incorporated by reference.

BUSINESS DEVELOPMENT CORPORATION OF AMERICA II
SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

BUSINESS DEVELOPMENT CORPORATION OF AMERICA II

Date: November 16, 2015	By: /s/ Peter M. Budko Name: Peter M. Budko Title: Chief Executive Officer, President and Chairman of the Board of Directors (Principal Executive Officer)

Date: November 16, 2015	By: /s/ Katie P. Kurtz Name: Katie P. Kurtz Title: Chief Financial Officer, Treasurer, and Secretary (Principal Financial and Principal Accounting Officer)